Form 10KSB
period 1997-12-31
SHORE FINANCIAL CORP
filed 1998-03-31
CIK 1045690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 1997.

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

                      Virginia                     54-1873994
              (State or other jurisdiction of   (I.R.S Employer
             incorporation or organization)   Identification No.)

                     25253 Lankford Highway, Onley, VA    23418
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (757) 787-1335

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

        Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($0.33 par value)
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $7,855,000.

On March 25, 1998, the aggregate market value of the 1,490,051 shares of Common Stock of the Registrant outstanding on such date, which excludes shares held by affiliates of the Registrant, was approximately $18.6 million. This figure is based on the closing price of $12.50 per share of the Registrant's Common Stock on March 25, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 25, 1998:

                      Class                 Outstanding at March 25, 1998
          Common Stock, $0.33 par value               [1,804,812]

     DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of Registrant's 1998 Proxy Statement are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format       Yes   [ ]      No   [X]

                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Item 1.
                                    BUSINESS

General

     Shore Financial Corporation (the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The only significant assets of the Company is the capital stock of the Bank. The business and management of the Company consists of the business and management of the Bank. The Bank is a federally chartered savings bank which began business in 1961 and is headquartered on the Eastern Shore in Onley, Virginia. The Bank operates six banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and the Salisbury/Wicomico County area in Maryland. At December 31, 1997, the Bank had assets of $108.1 million, deposits of $95.2 million and stockholders' equity of $12.3 million.

     On August 20, 1997, the Bank completed a public offering of 328,435 shares of its common stock. The public offering price was $8.25 per share, resulting in approximately $2.37 million of net new capital (after offering expenses) to the Bank. In conjunction with the public offering, the Bank completed a subscription rights offering on August 7, 1997 to its existing shareholders of record on June 30, 1997. Common shares totaling 102,815 were sold at $7.50 per share, resulting in approximately $736,000 in net additional capital to the Bank. Management believes that the additional capital raised through the public and rights offerings will enable the Bank to take advantage of opportunities to expand its franchise through the acquisition of bank branches or deposits, or both, and with the establishment of new bank offices in markets on the Delmarva Peninsula that are presently being under-served by regional bank holding companies.

     During November 1997, the Bank received shareholder approval to consummate the reorganization of the Bank into the holding company form of organization (the "Reorganization"). In February and March 1998, the Bank received all necessary federal and state regulatory approvals for the Reorganization and, in connection therewith, the subsequent conversion of the Bank from a federally chartered savings bank to a Virginia chartered, Federal Reserve member, commercial bank. On March 16, 1998, the Bank effected the Reorganization, and management anticipates the charter conversion will be effective after the close of business on March 31, 1998. On December 29, 1997, in anticipation of completing the Reorganization, the Bank changed its year end from fiscal June 30 to calendar December 31 for financial and income tax reporting purposes. See "Supervision and Regulation - Holding Company Formation and Charter Conversion."

     During November 1997, the Bank opened a second branch in Salisbury, Maryland. The Bank's sixth branch is located in the financial district of downtown Salisbury, which is the economic hub of the Delmarva Peninsula. The branch has an automated teller machine (ATM) and safe deposit boxes and management believes that its location will attract more commercial and consumer customers and will complement the existing Salisbury location.

     The Bank offers a wide variety of community oriented banking services, including individual and commercial checking accounts, savings and time deposits, residential mortgages, commercial and consumer loans, credit card services and safe deposit boxes. Although residential first mortgage loans continue to represent the bulk of the Bank's loan portfolio, in recent years the Bank has focused on diversifying its loan portfolio by building its commercial and consumer loan portfolios. While real estate mortgage loans represented 66.3% of the loan portfolio at December 31, 1997, down from 82.3% at 1994 year-end, commercial loans, including commercial real estate loans, have grown during this same period from 8.05% of the portfolio at 1994 year-end to 19.6% at December 31, 1997. Consumer loans, including home equity lines of credit, have also increased during this period from 8.8% to 12.8% of total loans.

     The Bank is a member of the Federal Home Loan Bank ("FHLB") and its deposits are insured by the SAIF (Savings Association Insurance Fund) of the Federal Deposit Insurance Corporation ("FDIC"). The Office of Thrift Supervision ("OTS") currently serves as the primary regulator for the Bank. Upon consummation of the Bank's charter conversion, expected to be after the close of business on March 31, 1998, Virginia's Bureau of Financial Institutions of the State Corporation Commission ("SCC"), and the Board of Governors of the Federal Reserve will become the Bank's primary regulators.

Market Area

     The Bank's Main Office and three additional banking offices are located in Northampton and Accomack Counties, which comprise the Eastern Shore of Virginia. Poultry and seafood processing are major industries in the area, with Perdue Farms, Inc. and Tyson Foods, Inc. being two of the area's largest employers. Agriculture and tourism are also integral parts of the area's economy.

     In 1995, the Bank expanded into the Salisbury/Wicomico County area of Maryland, which is approximately 60 miles north of the Bank's Main Office in Onley, Virginia. The Salisbury/Wicomico County area is the economic hub of the Delmarva Peninsula and is centrally located as a crossroads among Washington, D.C., Norfolk, Virginia, Ocean City and Baltimore, Maryland and Dover, Delaware. Approximately 215,000 people live within a 20-mile radius of the City of Salisbury. The area has a diversified economy and leading employers in the area include Perdue Farms, Inc. (poultry processing), Dresser Industries (electronic controls), Bayliner Marine (yachts), Eaton Corp. (circuit breakers), and Salisbury State University.

Competition

     The Bank faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and mortgage lenders and to a lesser extent consumer finance companies, credit unions, and savings and loans. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

     The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and being the largest of only two locally-owned independent banks on the Eastern Shore of Virginia. The Bank's deposits were relatively flat for the six months ended December 31, 1997 and increased 9.8% and 18.8% for the years ended June 30, 1997 and 1996, respectively. This deposit growth is a reflection of pricing, marketing and competitive products and services.

     In its market area, the Bank competes with regional commercial banks and independent community banks with multiple offices on the Eastern Shore. These and certain other non-bank competitors may have much greater financial resources, diversified markets, and branch networks than the Bank and are able to offer similar services at varying costs with higher lending limits. With nationwide banking, the Bank also faces the prospect of additional competitors entering its market area.

Credit Policies

     The principal risk associated with each of the categories of loans in the Bank's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The largest unsecured and secured individual lending authority currently granted by the Bank is $50,000 and $100,000, respectively. The President and Chief Lending Officer may approve unsecured loans between $50,000 and $100,000 and secured loans between $100,000 and $200,000. Loan applications in excess of $200,000 secured and $100,000 unsecured are approved by the Loan Committee on a weekly basis. The Loan Committee consists of the President and one additional director, with the directors rotating their service on this committee on a monthly basis.

     In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1997, commitments to extend credit totaled $9.5 million.

     One- to Four-Family Residential Real Estate Lending. The Bank's primary lending program has been the origination of loans secured by one- to four-family residences, virtually all of which have been located in its market area. The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most of these loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on adjustable rate mortgages ("ARMs") may increase due to the upward adjustment of interest costs to borrowers.

     Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1997, construction and land loans outstanding were $3.9 million, or 5.2%, of gross loans. The average life of a construction loan is less than 12 months and they reprice daily based on the prime rate or are fixed for a 12-month period. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value, in addition to its usual credit analysis of its borrowers. Additionally, the Bank's officers make regular inspections of construction projects prior to disbursement of loan funds. The Bank also obtains a first lien on the security property as security for its construction loans.

     Commercial Real Estate Lending. The Bank also originates commercial real estate loans. These loans are secured by various types of commercial real estate, including multifamily residential buildings, commercial buildings and offices. At December 31, 1997, commercial real estate loans aggregated $11.3 million or 15.3% of the Bank's gross loans. The interest rates on commercial real estate loans is usually fixed for 1 to 3 years, with either a balloon feature or an additional rate increase feature. Commercial real estate loans made by the Bank generally amortize over 5 to 15 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in its market area.

     In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 100% of the security property's appraised value, although the Bank's loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Bank generally requires personal guarantees or endorsements of borrowers.

     Commercial Loans. Beginning in fiscal year 1993, the Bank began to focus on developing its commercial loan portfolio to qualified small businesses in its market area. At December 31, 1997, commercial loans aggregated $3.2 million or 4.3% of the Bank's gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow from its business and are often secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

     Consumer Lending. The Bank is permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally chartered thrift institution's total assets.

     The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 1997, the Bank had consumer loans of $9.4 million or 12.7% of gross loans. During the six months ended December 31, 1997, the Bank increased its level of consumer loans by 6.8%. Such loans were generally made to customers with whom the Bank had a preexisting relationship and were generally in amounts of under $75,000. The Bank originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

     At December 31, 1997, the Bank had 37 full-time and 16 part-time employees. The Bank considers relations with its employees to be good.


Banking Regulation

The Company

     General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "The Bank - Qualified Thrift Lender Test," then such unitary holding company becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

     Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Bank was in compliance with the above restrictions.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the FRB to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

The Bank

     General. As a federally chartered savings bank, the Bank's chartering authority and primary federal regulator is the OTS. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, such savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

     Insurance of Accounts. The deposits of The Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge of SAIF insured institutions at a rate of 65.7 basis points per $100.00 of March 31, 1995 deposits. As a result, The Bank's assessment amounted to $447,000. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date.

     Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized", "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero basis points for well capitalized, healthy institutions to 27 basis points for under capitalized institutions with substantial supervisory concerns.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1997, the Bank had $45,000 of goodwill or other intangible assets which are deducted in computing its tangible capital. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1997, the Bank had no such subsidiaries.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one to four-family residences and qualifying multifamily residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one to four family residential real estate loans more than 90 days delinquent, and for repossessed assets.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for banks with a greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

     At December 31, 1997, the Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 11.10%, 11.10% and 21.69%, respectively.

     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. At December 31, 1997, the Bank's liquidity ratio was approximately 27.00%.

     Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

     In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At December 31, 1997, the Bank was a Tier 1 institution for purposes of this regulation.

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Act"), a savings institution can comply with the QTL test by either meeting the QTL test set forth in the Home Owners Loan Act, as amended ("HOLA"), and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Act. A savings institution that does not comply with the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At December 31, 1997, approximately 76.9% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL Test in effect at that time.

     While the Bank does not believe that the QTL test will affect its commercial and consumer lending activities in the short term, after a conversion to a commercial bank charter, such regulations would not apply to the Bank. As a commercial bank, no comparable commercial or consumer lending restrictions would apply to the Bank.

     Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's regulatory capital and record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of December 31, 1997, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

     Holding Company Formation and Charter Conversion. As discussed previously, the Bank formed a holding company for the Bank and management anticipates that the Bank will convert from a federally chartered savings bank to a Virginia chartered, Federal Reserve member commercial bank after the close of business on March 31, 1998. As a bank incorporated under Virginia law, the Bank will be subject to regulation, supervision and examination by the Virginia State Corporation Commission (Bureau of Financial Institutions). The holding company will be subject to the regulatory oversight of the State Corporation Commission and the provisions of the Virginia Stock Corporation Act, and, upon consummation of the bank conversion, will be subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and will report to the Securities and Exchange Commission (SEC).

Federal Taxation

     General. The Company and the Bank are subject to the applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code that apply to thrifts and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

     Under the applicable statutes of limitation, the Bank's federal income tax returns for 1993 through 1996 are open to examination by the Internal Revenue Service (the "Service"). The Bank is unaware, however, of any current or pending Service examinations of the Bank's returns for any of those open years.

     Historically, the Bank has reported its income and expenses on the accrual method of accounting and filed its federal income tax returns on a June 30 fiscal year basis. Effective December 29, 1997, the Bank changed its year end to a calendar year basis for financial and income tax reporting purposes. The Company's fiscal year end will also be December 31.

     Bad Debt Reserves. Prior to 1996, savings institutions such as the Bank that met certain definitional tests primarily relating to their assets and the nature of their business ("Qualifying Thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions could, within specified formula limits, be deducted by the savings institutions in arriving at their taxable income. For purposes of the bad debt deduction, loans were separated into "qualifying real property loans" (which are, in general, loans secured by interests in improved real property or real property which is to be improved out of the proceeds of the loan) and "nonqualifying loans" (which are all other loans).

     During 1996, new tax legislation was enacted that repealed the reserve method of accounting for bad debts of qualified thrift institutions and, for years after 1995, the Bank will only be eligible to claim tax deductions for bad debts under the rules for banks. Because the Bank is a small thrift institution (one with an adjusted basis of assets of less than $500 million) it is permitted to compute its bad debt deduction using the experience method in lieu of deducting bad debts only as they occur. Additionally, the new legislation requires a thrift institution to recapture over a six-year period its reserve as of December 31, 1995, to the extent it exceeds its reserve balance at December 31, 1987. As a result of such legislation, the Bank will recapture into taxable income approximately $497,000 ratably over six fiscal. The income will be includable over the third through eighth years following the fiscal year ending June 30, 1997, since the Bank meets the residential loan requirement exception in the legislation. See Note 2 of the notes to the financial statements.

     Charter Conversion. The Bank's retained earnings at December 31, 1997 included approximately $783,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount is not subject to federal income taxes upon completion of the bank conversion. However, the Bank will be subject to the same recapture provisions it is presently subject to as a savings association. The Bank plans to convert to a Virginia chartered commercial bank after the close of business on March 31, 1998. See " Regulation - the Bank Holding Company Formation and Charter Conversion."

     Corporate Minimum Tax. The Bank could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the Bank's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and (ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). The Bank was not subject to the AMT in 1996, and does not expect to be subject to AMT in the foreseeable future.

State and Local Taxation

     The Bank, as a federally chartered savings institution, is subject to Virginia corporate income tax. When the Bank becomes a Virginia chartered bank, it will not be subject to the Virginia corporate income tax but will instead be subject to Virginia's Bank Franchise Tax. Under this system, the Bank's net capital would be subject to tax at a rate of one percent. Net capital is composed generally of the equity accounts (common stock, additional paid-in capital, and retained earnings) adjusted for investments in real and personal property, certain reserves, and certain securities exempt from state taxation. Management is currently assessing the future impact of state franchise taxes on its prospective results of operations and financial condition, but believes the impact will be immaterial to the Bank's financial condition and results of operations as a whole.

     The Company is subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of six percent on a combined net income of a Virginia corporation and its subsidiaries as reported for federal income tax purposes, with certain modifications.


Item 2.
                                   PROPERTIES


     The Main Office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2000, with four five-year renewals. The Bank operates five other banking offices (3 in Virginia and 2 in Salisbury, Maryland), with all but the new downtown Salisbury branch being owned free of any encumbrances. The Bank leases the new Salisbury branch location under an agreement expiring in 2002, with three five-year renewals.

Item 3.

                                LEGAL PROCEEDINGS

     In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.


Item 4.
              SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1997, the Bank's stockholders approved the Agreement and Plan of Reorganization, dated September 9, 1997 (the "Agreement"), by and among the Company, the Bank and SB Interim Federal Savings Bank ("Interim"). On March 16, 1998, the Company became a unitary thrift holding company in accordance with the Agreement.

     Pursuant to the Agreement: (1) the Company was organized in a wholly owned subsidiary of the Bank; (2) Interim was organized as a wholly owned subsidiary of the Company; (3) Interim merged with and into the Bank, with the Bank as the surviving institution; and (4) upon merger, (i) the outstanding shares of common stock, par value $0.33 per share, of the Bank became, by operation of law, on a one-for-one basis, common stock, par value $0.33 per share, of the Company, (ii) the common stock of Interim held by the Company was converted into common stock of the Bank and (iii) the common stock of the Company held by the Bank was canceled. Accordingly, the Bank became a wholly owned subsidiary of the Company and the stockholders of the Bank became stockholders of the Company.

                                     PART II

Item 5.

          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

Market Information

     Effective August 20, 1997, the Bank's common stock became listed on the Nasdaq National Market under the symbol "SHBK." Prior to that time, there was no established public trading market for the common stock and trades in the common stock occurred infrequently on a local basis and generally involved a relatively small number of shares. Based on information made available to the Bank, it believes that the selling price per share for the common stock ranged from $5.50 to $6.16 during fiscal 1996 and from $6.16 to $7.00 during fiscal 1997. All of these amounts have been adjusted to reflect the three-for-one stock split effected June 10, 1997, and the two-for-one stock split effected in the form of a dividend on October 15, 1996. Such transactions may not be representative of all transactions during the indicated periods or the actual fair market of the common stock at the time of such transaction due to the infrequency of trades and the limited market for the common stock.

     The following table sets forth the per share high and low sale prices for the Bank's common stock as reported on the Nasdaq National Market for the period indicated:

                                               Price Range
                                            High         Low

         1997
         Third Quarter                     $11.75       $ 9.13
         Fourth Quarter                    $14.75       $11.00

     At March 10, 1998, there were 1,804,812 shares of common stock outstanding held by 888 stockholders of record.

Dividend Policy

     The Bank has not declared or paid any cash dividends during the past five fiscal years. The Company expects that it will continue to retain earnings to support the development and growth of its business. Accordingly, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any future determination as to payment of cash dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other factors relevant to the Board of Directors.

Item 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data for the five years ended June 30, 1997 and the six months ended December 31, 1997 and 1996 is derived from the financial statements of the Bank, which have been audited on an annual basis by BDO Seidman, LLP, independent auditors for all periods through fiscal 1996 and by Goodman and Company, L.L.P. for fiscal 1997 and the six months ended December 31, 1997. The financial data for the six months ended December 31, 1996 is derived from an unaudited financial statements. The unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position and result of operations as of such date and for such period. The selected financial data information should be read in conjunction with the financial statements of the Bank included elsewhere in this document.




                                             Six Months Ended
                                               December 31,                     Year Ended June 30,
                                            -------------------  ---------------------------------------------------
                                              1997      1996       1997      1996       1995      1994       1993
                                            --------- ---------  --------- ---------  --------- ---------  ---------
                                                             (Unaudited)
                                                             (In thousands, except per share data)
Income Statement Data:
     Interest income                          $4,200    $3,851     $7,855    $7,068     $5,679    $4,728     $4,928
     Interest expense                          2,213     2,086      4,240     3,837      2,889     2,668      2,827
     Net interest income                       1,987     1,765      3,615     3,231      2,790     2,060      2,101
     Provision for loan losses                    66        72        244       150        187        48         72
     Noninterest income                          325       366        737       531        435       434        382
     Noninterest expense                       1,359     1,560      2,786     2,072      1,817     1,629      1,486
     Income taxes                                327       183        376       568        450       260        333
                                            --------- ---------  --------- ---------  --------- ---------  ---------
     Net income (1) (2)                         $560      $316       $946      $972       $771      $557       $592
                                            ========= =========  ========= =========  ========= =========  =========
Per Share Data:
     Net income - basic and dilutive (1) (2)   $0.33     $0.23      $0.69     $0.71      $0.57     $0.41      $0.44
     Cash dividends                             0.00      0.00       0.00      0.00       0.00      0.00       0.00
     Book value at period end                   6.83      5.75       6.24      5.47       4.79      4.23       3.82
     Tangible book value at period end          6.80      5.72       6.20      5.43       4.75      4.23       3.82
     Average shares outstanding (000's)        1,688     1,366      1,370     1,364      1,364     1,364      1,364
Balance Sheet Data (period end):
     Assets                                 $108,093  $101,778   $104,637   $94,986    $80,753   $70,934    $68,430
     Loans, net of unearned income            73,660    72,734     74,135    68,812     66,148    60,658     57,915
     Securities                               26,263    23,221     23,420    18,308      6,875     6,102      4,007
     Deposits                                 95,213    89,412     94,556    86,154     72,525    63,634     61,180
     Shareholders' equity                     12,330     7,903      8,569     7,455      6,534     5,762      5,205
Performance Ratios:
     Return on average assets (1) (2)           1.03%     0.64%      0.95%     1.07%      1.02%     0.79%      0.89%
     Return on average equity (1) (2)           9.42%     7.59%     12.00%    13.86%     12.51%    10.18%     12.08%
     Net interest margin                        3.89%     3.76%      3.78%     3.79%      3.99%     3.14%      3.17%
     Efficiency (1) (2) (3)                    58.78%    73.21%     64.02%    55.08%     56.34%    65.32%     59.85%
Asset Quality Ratios:
     Allowance for loan losses to
       period end loans                         1.05%     0.96%      1.00%     0.98%      0.84%     0.62%      0.53%
     Allowance for loan losses to
       nonaccrual loans                       204.24%   176.38%    181.46%   239.01%     76.45%    60.85%     69.23%
     Nonperforming assets to period
     end loans and foreclosed properties        1.11%     0.72%      1.38%     0.53%      1.27%     1.01%      0.80%
     Net charge-offs (recoveries) to
     average loans                              0.05%     0.06%      0.24%     0.05%      0.01%    -0.03%      0.03%
Capital and Liquidity Ratios:
     Leverage (4)                              11.41%     7.76%      8.19%     7.85%      8.09%     8.12%      7.61%
     Risk-based:
     Tier 1 capital                            20.70%    14.23%     14.56%    14.61%     14.04%    14.63%     13.50%
     Total capital                             21.69%    15.14%     15.53%    15.46%     14.81%    14.49%     14.13%
     Average loans to average deposits         78.28%    80.46%     82.05%    84.38%     93.25%    92.08%     96.25%



-------------
(1) Excluding the effect of nonrecurring reorganization expenses and branch opening costs of $61,000 and $10,000, respectively, incurred by the Bank during the six months ended December 31, 1997, certain financial information for this period would be as follows: net income - $631,000; net income per share - $0.37; return on average assets - 1.16%; return on average equity - 10.62%; efficiency
- 55.71%.

(2) Excluding the effect of the one-time SAIF assessment of $286,000, net of related taxes of $161,000, incurred by the Bank on September 30, 1996, certain financial information for the six months ended December 31, 1996 would be as follows: net income - $602,000; net income per share - $0.44; return on average assets - 1.21%; return on average equity - 15.62%; efficiency - 52.22%.

(3) Computed by dividing noninterest expense by the sum of net interest income and noninterest income, net of security gains and losses.

(4) Computed as a percentage of stockholders' equity to period end assets.

     All financial and per share information presented in the table above and in the following discussion have been adjusted to reflect the three-for-one stock split effected June 10, 1997, and the two-for-one stock split effected in the form of a dividend on October 15, 1996.

Overview

     The Bank's performance for the six months ended December 31, 1997 improved over the same period in 1996. Net income for the six months ended December 31, 1997 increased to $560,000, compared to $316,000 for the same period in 1996. Earnings for the 1997 and 1996 periods were affected by reorganization and branch opening expenses totaling $71,000, and the one time SAIF assessment of $447,000 ($286,000 after taxes), respectively. Excluding these expenses, earnings per share were $0.37 for the six months ended December 31, 1997, compared to $0.44 for the comparable period of 1996. In November 1997, the Bank opened its second branch in Salisbury, Maryland (the Bank's sixth branch office). Opening and operating expenses relating to the new branch had a negative impact on earnings for the quarter. The new branch is located in the business district of Salisbury which is the economic hub of the Delmarva Peninsula.

     Return on assets (ROA) was 1.03% for the six months ended December 31, 1997 (1.16% excluding reorganization and branch opening expenses) compared to .64% (1.21% excluding the one time SAIF assessment) for the comparable period of 1996. Return on average equity (ROE) increased to 9.42% for the same period in 1997 (10.62% excluding reorganization and branch opening expenses) compared to 7.59% for the same six month period in 1996 (14.46% excluding the one time SAIF assessment).

     Before paying the one-time SAIF assessment of $447,000 effective September 1996, net income increased by 26.7% in fiscal 1997 to $1,232,000, compared to $972,000 during fiscal 1996, with earnings per share increasing to $0.90 a share from $0.71. This increase in earnings was primarily due to higher net interest income and deposit fee income. The one-time SAIF assessment was $447,000, before taxes, or $286,000 and $0.21 per share after income taxes.

     Excluding the one-time SAIF assessment, the return on average equity during fiscal 1997 increased to 15.62%, (11.81% w/SAIF) up from 13.86% for fiscal 1996, and the return on average assets during this period increased to 1.23% (.95% w/SAIF), compared to 1.07% for fiscal 1996. Return on average assets increased from 1.02% in fiscal 1995, to 1.07% in fiscal 1996, and to 1.23% in fiscal 1997. Return on average equity increased from 12.51% in fiscal 1995, to 13.86% in fiscal 1996, and to 15.62% in fiscal 1997.

     Deposits increased 48.7% from $63.6 million at June 30, 1994 to $94.6 million at June 30, 1997. During this same period, there was an increase in commercial and consumer loans, which are rate sensitive and higher yielding than other loan types, with a corresponding decline in the growth in mortgage loans. However, loan growth did not keep pace with deposit growth, and the Bank increasingly invested deposit funds in high quality but lower yielding securities. Accordingly, management decided to control deposit growth during the six months ended December 31, 1997, by concentrating on increasing lower cost commercial and consumer deposits and being less aggressive in pricing time deposits. These efforts caused total deposits to increase by only 0.7% to $95.2 million at December 31, 1997, while noninterest-bearing deposits increased by 24.0% during the same period to $6.2 million. Securities increased 12.1% to $26.3 million at December 31, 1997 from $23.4 million at June 30, 1997, while loans were flat for the period.

     For the fiscal year ended June 30, 1997, commercial and consumer loans (including home equity lines) increased 24.1% and 15.2%, respectively, over the same period of 1996, while real estate mortgage loans (including real estate construction loans) increased only 2.9% over the same period of 1996. Securities increased 27.4% to $23.4 million during the fiscal year ended June 30, 1997, from $18.3 million for the same period of 1996, while loans increased 7.7% to $74.1 million during the fiscal year ended June 30, 1997 from $68.8 million for the same period of 1996.

     The Bank's net interest margin increased to 3.89% during the six months ended December 31, 1997, compared to 3.76% during the same period of 1996. The Bank benefited from the increase in noninterest-bearing deposits over the period and an increase in interest-earning assets that resulted from the investment of proceeds of the public offering in August 1997. Nonperforming assets also increased during the six months ended December 31, 1997 as compared to the same period of 1996, which limited any further increases in the net interest margin. At December 31, 1997, the allowance for loan losses to period end loans was 1.05%, and the level of nonperforming assets to period end loans and foreclosed properties was 1.11%.

     The Bank's net interest margin remained relatively constant at 3.78% in the fiscal year ended June 30, 1997, compared to the same period of 1996. Net interest margin increased to 3.99% in fiscal 1995 over the 3.14% and 3.17% for the fiscal years 1994 and 1993, respectively. The Bank benefited from a greater increase in yields on interest-earning assets than the increase in its cost of interest-bearing liabilities during a period of rising interest rates in fiscal 1995. In fiscal 1996, the net interest margin was 3.79%, down slightly from the prior fiscal year, as the average cost of interest-bearing liabilities increased more than the average yields on interest-earning assets, a result of a large increase in high quality but lower yielding securities. Nonperforming assets also increased in fiscal 1997 from fiscal 1996, which negated any increase in the net interest margin.

Results of Operation

General

     Net interest income is the major component of the Bank's earnings and is equal to the amount by which interest income exceeds interest expense. Interest income is derived from interest-earning assets which are composed primarily of loans and securities. Interest expense results from interest-bearing liabilities, the major portion of which consists of deposits and short-term borrowings. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income. Net interest margin is calculated by dividing net interest income by average earning assets and represents the Bank's net yield on its earning assets.

Interest Income

     During the six months ended December 31, 1997, the Bank earned $4.2 million in interest income, or an increase of 9.1% as compared to the $3.9 million earned for the same period of 1996. The improvement in net interest income was primarily due to volume increases in the securities and loan portfolios. Average securities increased to $25.7 million during the six months ended December 31, 1997, an increase of 19.5% over an average balance of $21.5 million for the same period of 1996. Average total loans increased 5.1% to $74.8 million during the six months ended December 31, 1997 from $71.1 million for the same period of 1996. Increases in securities resulted from investing of proceeds from the Bank's public offering and deposit growth during the period that exceeded corresponding loan growth. Loan growth experienced during the period occurred primarily in consumer loans. Total consumer loans (including home equity lines) increased 6.8% to $9.4 million during the period, while total real estate mortgage loans (including real estate construction loans) decreased 2.8% to $49.8 million and commercial loans increased slightly to $14.5 million during this period. Average earning assets during the six months ended December 31, 1997 increased $8.2 million, or 8.8%, over the same period of 1996. The yield on average earning assets during the six months ended December 31, 1997 was 8.23%, 2 basis points higher than the 8.21% for the same period of 1996, while yields on average loans increased 21 basis points to 9.01%, and yields on average securities decreased 27 basis points to 6.13%, when compared to the same period of 1996.

     During the fiscal year ended June 30, 1997, the Bank earned $7.9 million in interest income, or an increase of 11.3% as compared to the $7.1 million earned in the same period of 1996, and 38.6% greater than the $5.7 million in interest income earned in the same period of 1995. The improvement in net interest income was primarily due to volume increases in the securities and loan portfolios. Average securities increased to $21.7 million in fiscal 1997, an increase of 75.0% and 261.7% over average balances of $12.4 million and $6.0 million in fiscal 1996 and 1995, respectively. Average total loans increased 5.5% to $73.1 million in fiscal 1997 from $69.3 million in fiscal 1996 and increased 16.6% over the $62.7 million in fiscal 1995. Increases in securities resulted from deposit growth during the period that exceeded corresponding loan growth. Loan growth experienced during the period occurred primarily in commercial and consumer loans. Total commercial loans increased 65.9% to $14.1 million from fiscal 1995 to fiscal 1997, while total consumer loans (including home equity lines) increased 27.5% to $8.8 million during the same period. However, total real estate mortgage loans (including real estate construction loans) remained relatively flat at $51.2 million during this period. Average earning assets in fiscal 1997 increased $10.6 million, or 12.7%, over fiscal 1996 and $25.8 million, or 36.9%, over fiscal 1995. The yield on average earning assets in fiscal 1997 was 8.21%, 9 basis points lower than the 8.30% in fiscal 1996 and 9 basis points greater than the 8.12% in fiscal 1995, while yields on average loans increased 41 basis points to 8.77%, and yields on average securities increased 26 basis points to 6.47%, during the same period.

Interest Expense

     Interest expense was $2.2 million during the six months ended December 31, 1997, a 6.1% increase over the $2.1 million in the same period of 1996. The increase was primarily due to average interest-bearing liabilities increasing 5.0% to $91.8 million during the six months ended December 31, 1997 period from $87.5 million for the same period of 1996. These increases resulted from significant deposit growth during this period. The cost of interest-bearing liabilities was 4.82% during the six months ended December 31, 1997, 5 basis points greater than the 4.77% in the same period of 1996.

     Interest expense was $4.2 million in the fiscal year ended June 30, 1997, a 10.5% increase over the $3.8 million in the same period of 1996 and a 46.8% increase over the $2.9 million in the same period of 1995. The increase was primarily due to average interest-bearing liabilities increasing 10.1% to $87.9 million in the fiscal year ended June 30, 1997 from $79.9 million in the same period of 1996, and increasing 33.6% from $65.8 million in the same period of 1995. These increases resulted from significant deposit growth during this period. The cost of interest-bearing liabilities was 4.82% in the fiscal year ended June 30, 1997, 2 basis points greater than the 4.80% in the same period of 1996, and 43 basis points greater than the 4.39% in the same period of 1995.

Net Interest Income

     Net interest income was $2.0 million during the six months ended December 31, 1997, 12.6% greater than the $1.8 million reported during same period of 1996. The Bank benefited from an increased net interest margin during the six months ended December 31, 1997 when compared to the same period of 1996, resulting from the increased investment liquidity and a 74.8% increase in average noninterest-bearing deposits. The cost of interest-bearing liabilities was 4.82% during the six months ended December 31, 1997 period, an increase of 5 basis points over the 4.77% during the same period of 1996, while yields on interest-earning assets only increased 2 basis points during these periods. The increase in interest-earning assets resulting from the public offering also had an impact on net interest income and net interest margin during the period.

     Net interest income was $3.6 million during the fiscal year ended June 30, 1997, 11.9% greater than the $3.2 million reported during the same period of 1996, and 29.6% greater than the $2.8 million reported during the same period of 1995. The decline in net interest margin was due primarily to a greater increase in the cost of funds than the increase in the yield on earning assets. The cost of interest-bearing liabilities was 4.82% during the fiscal year ended June 30, 1997, an increase of 2 basis points over the 4.80% during the same period of 1996 and 43 basis points greater than the 4.39% during the same period of 1995, while yields on interest-earning assets only increased 9 basis points during the same period. The greater increase in lower yielding securities than loans more than offset the relatively stronger growth in higher yielding commercial and consumer loans, as compared with mortgage loans.

     The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense, and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily average balances for the six months ended December 31, 1997 and monthly averages for all prior periods presented.

              Average Balances, Income and Expenses, Average Yields and Rates


                                                                  Six Months Ended December 31,
                                   -------------------------------------------------------------------------------------
                                                      1997                                            1996
                                   -----------------------------------------         -----------------------------------
                                   Average           Income/          Yield/         Average         Income/      Yield/
                                   Balance           Expense           Rate          Balance         Expense       Rate
                                   -------           -------          ------         -------         -------      ------
                                           (Dollars in thousands)
Assets:
   Securities                        $25,664        $  786             6.13%          $21,481       $  687         6.40%
   Loans (net of unearned income):
     Real Estate Mortgage             49,912         2,152             8.62%           50,172        2,071         8.26%
     Real Estate Construction          1,502            71             9.50%              960           46         9.50%
     Commercial                       14,276           709             9.93%           12,052          625        10.38%
     Home Equity Lines                 4,738           225             9.50%            4,183          199         9.50%
     Consumer                          4,342           213             9.82%            3,779          190        10.07%
                                    --------        ------                            -------       ------
           Total loans                74,770         3,370             9.01%           71,146        3,131         8.80%
                                    --------        ------                            -------       ------
   Federal funds sold                      -             -                 -                -            -            -
   Interest-bearing deposits
     in other banks                    1,664            44              5.28%           1,239           33         5.25%
                                    --------        ------                            -------       ------
       Total earning assets          102,098         4,200              8.23%          93,866        3,851         8.21%
                                    --------        ------                            -------       ------
   Less: allowance for loan losses      (771)                                            (702)
   Total nonearning assets             7,119                                            6,007
                                    --------                                          -------
   Total assets                     $108,446                                          $99,171
                                    ========                                          =======

Liabilities
   Interest-bearing deposits:
     Checking and savings           $ 22,208        $  263              2.37%         $21,841       $  247         2.26%
     Time deposits                    69,495         1,947              5.60%          64,404        1,803         5.60%
                                    --------        ------             -----          -------       ------        -----
       Total interest-bearing
              deposits                91,703         2,210              4.82%          86,245        2,050         4.75%
   FHLB advances                         141             3              4.26%           1,224           36         5.88%
                                    --------        ------                            -------       ------
       Total interest-bearing
           liabilities                91,844         2,213              4.82%          87,469        2,086         4.77%
                                                    ------                                          ------
   Non-interest bearing liabilities:
     Demand deposits                   3,813                                            2,181
     Other liabilities                   904                                            1,193
                                    --------                                          -------
   Total liabilities                  96,561                                           90,843
   Stockholders' equity               11,885                                            8,328
                                    --------                                          -------
   Total liabilities and
     stockholders' equity           $108,446                                          $99,171
                                    ========                                          =======
   Net interest income                             $ 1,987                                         $ 1,765
                                                   =======                                         =======
   Interest rate spread                                                 3.41%                                      3.44%
   Net interest margin                                                  3.89%                                      3.76%


                                                                     Year Ended June 30,
                                           -----------------------------------------------------------------------
                                                          1997                                  1996
                                           -----------------------------------     -------------------------------
                                           Average        Income/       Yield/     Average      Income/     Yield/
                                           Balance        Expense        Rate      Balance      Expense      Rate
                                           -------        -------       ------     -------      -------     ------
                                                                     (Dollars in thousands)
Assets:
   Securities                              $21,740        $1,406        6.47%      $12,356        $772       6.25%
   Loans (net of unearned income):
     Real Estate Mortgage                   50,797         4,207        8.28%       51,332       4,292        8.36%
     Real Estate Construction                1,130           107        9.50%        1,415         138        9.75%
     Commercial                             12,823         1,272        9.92%        9,482         974       10.27%
     Home Equity Lines                       4,341           412        9.50%        3,901         380        9.75%
     Consumer                                3,960           406       10.25%        3,151         323       10.24%
                                           -------        ------                   -------      ------
           Total loans                      73,051         6,405        8.77%       69,281       6,107        8.81%
                                           -------        ------                   -------      ------
   Federal funds sold                            -             -           -           685          37        5.40%
   Interest-bearing deposits
     in other banks                            835            44        5.27%        2,852         152        5.33%
                                           -------        ------                   -------      ------
       Total earning assets                 95,626         7,855        8.21%       85,174       7,068        8.30%
                                           -------        ------                   -------      ------
   Less: allowance for loan losses            (604)                                   (625)
   Total nonearning assets                   4,864                                   5,911
                                           -------                                 -------
   Total assets                            $99,886                                 $90,460
                                           =======                                 =======
Liabilities
   Interest-bearing deposits:
     Checking and savings                  $19,936        $  491        2.46%      $21,105      $  447        2.12%
     Time deposits                          66,059         3,663        5.55%       58,281       3,355        5.76%
                                           -------        ------       -----       -------      ------       -----
       Total interest-bearing
              deposits                      85,995         4,154        4.83%       79,386       3,802        4.79%
   FHLB advances                             1,952            86        4.41%          475          35        7.37%
                                           -------        ------                   -------      ------
       Total interest-bearing
           liabilities                      87,947         4,240        4.82%       79,861       3,837        4.80%
                                                          ------                                ------
   Non-interest bearing liabilities:
     Demand deposits                         3,036                                   2,721
     Other liabilities                       1,017                                     867
                                           -------                                 -------
   Total liabilities                        92,000                                  83,449
   Stockholders' equity                      7,886                                   7,011
                                           -------                                 -------
   Total liabilities and
     stockholders equity                   $99,886                                 $90,460
                                           =======                                 =======
   Net interest income                                   $ 3,615                               $ 3,231
                                                         =======                               =======
   Interest rate spread                                                 3.39%                                 3.49%
   Net interest margin                                                  3.78%                                 3.79%


                                                             1995
                                                -----------------------------
                                                Average    Income/     Yield/
                                                Balance    Expense      Rate
                                                   (Dollars in thousands)
Assets:
   Securities                                   $5,964     $ 370       6.20%
   Loans (net of unearned income):
     Real Estate Mortgage                       49,730     3,946       7.94%
     Real Estate Construction                      662        65       9.75%
     Commercial                                  6,510       652      10.02%
     Home Equity Lines                           3,408       332       9.75%
     Consumer                                    2,341       242      10.32%
                                                ------     -----
           Total loans                          62,651     5,237       8.36%
                                                ------     -----
   Federal funds sold                              215        11       5.12%
   Interest-bearing deposits
     in other banks                              1,090        61       5.60%
                                                ------     -----
       Total earning assets                     69,920     5,679       8.12%
   Less: allowance for loan losses                (413)
   Total nonearning assets                       5,722
                                               -------
   Total assets                                $75,229
                                               =======
Liabilities
   Interest-bearing deposits:
     Checking and savings                      $19,831    $  424       2.14%
     Time deposits                              45,136     2,400       5.32%
                                               -------    ------      -----
       Total interest-bearing
              deposits                          64,967     2,824       4.35%
   FHLB advances                                   882        65       7.37%
                                               -------    ------
       Total interest-bearing
           liabilities                          65,849     2,889       4.39%
   Non-interest bearing liabilities:                      ------
     Demand deposits                             2,222
     Other liabilities                             993
                                               -------
   Total liabilities                            69,064
   Stockholders' equity                          6,165
                                               -------
   Total liabilities and stockholders
     equity                                    $75,229
                                               =======
   Net interest income                                   $ 2,790
                                                         =======
   Interest rate spread                                                3.73%
   Net interest margin                                                 3.99%

     The following table describes the impact on the interest income of the Bank resulting from changes in average balances and average rates for the periods indicated. The change in interest due to the mixture of volume and rate has been allocated solely to rate changes.


                                                      Volume and Rate Analysis

                                                                                    Years Ended June 30,
                                         December 31, 1997 compared ------------------------------------------------------
                                            to December 31, 1996      1997 compared to 1996       1996 compared to 1995
                                          ------------------------  ---------------------------  -------------------------
                                               Change Due To:              Change Due To:              Change Due To:
                                          ------------------------  ---------------------------  -------------------------
                                                          Increase                    Increase                    Increase
                                         Volume    Rate  (Decrease) Volume    Rate   (Decrease)  Volume    Rate  (Decrease)
                                         -------  -------  -------  -------  --------  --------  -------  -------  -------
                                                                                      (Dollars in thousands)
Assets:
   Securities                              $134     ($35)     $99     $586       $48      $634     $397       $5     $402
   Loans (net of unearned income):
     Real Estate Mortgage                   (10)      91       81      (45)      (40)      (85)     127      219      346
     Real Estate Construction                25        0       25      (28)       (3)      (31)      73        0       73
     Commercial                             116      (32)      84      344       (45)      299      298       24      321
     Home Equity Lines                       26        0       26       43       (11)       32       48        0       48
     Consumer                                28       (5)      23       83         0        83       84       (3)      81
                                         -------  -------  -------  -------  --------  --------  -------  -------  -------
            Total loans                     185       54      239      397       (99)      298      630      240      870
                                         -------  -------  -------  -------  --------  --------  -------  -------  -------
   Federal funds sold                         0        0        0      (37)        0       (37)      24        2       26
   Interest-bearing deposits
     in other banks                          11        0       11     (107)       (1)     (108)      99       (8)      91
                                         -------  -------  -------  -------  --------  --------  -------  -------  -------
       Total earning assets                 330       19      349      839       (52)      787    1,149      240    1,389
                                         =======  =======  =======  =======  ========  ========  =======  =======  =======

Liabilities
   Interest-bearing deposits:
     Checking and savings                    $4      $12      $16     ($25)      $69       $44      $27      ($4)     $23
     Time deposits                          143        1      144      448      (140)      308      699      256      955
                                         ------- ----------------------------------------------------------------- -------

       Total interest-bearing
               deposits                     147       13      160      423       (71)      352      726      252      978

   FHLB advances                            (32)      (1)     (33)     109       (58)       51      (30)      (0)     (30)
                                         ------- --------  -------  -------  --------  --------  -------  -------  -------
       Total interest-bearing
            liabilities                     115       12      127      532      (129)      403      696      252      948
                                         -------  -------  -------  -------  --------  --------  -------  -------  -------

   Change in net interest income            215        7      222      307        77       384      453      (12)     441
                                         =======  =======  =======  =======  ========  ========  =======  =======  =======





Interest Sensitivity

     An important element of both earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

     The Bank determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management's outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors. The Bank uses computer generated reports in combination with other available financial data to measure the effect on net interest income of various interest rate scenarios. This modeling reflects interest rate changes and the related impact on net income over specified time horizons.

     The following table presents the Bank's interest sensitivity position at December 31, 1997. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.




                                                    Interest Sensitivity Analysis

                                                                 December 31, 1997
                                                -----------------------------------------------------
                                                 With-in   91-365     1 to 5       Over
                                                 90 Days    Days       Years      5 Years    Total
                                                --------- ---------  ---------  ---------- ----------
                                                     (Dollars in thousands)
Interest-Earning Assets:
   Loans (1)                                     $16,873   $25,342    $25,535    $  5,922   $ 73,672
   Securities                                        349     7,101     16,302       2,512     26,264
   Money market and other
   short term securities                           1,841         0          0           0      1,841
                                                --------- ---------  ---------  ---------- ----------

   Total earning assets                          $19,063   $32,443    $41,837    $  8,434   $101,777
                                                ========= =========  =========  ========== ==========
   Cummulative earning assets                    $19,063   $51,506    $93,343    $101,777   $101,777
                                                ========= =========  =========  ========== ==========


Interest-Bearing Liabilities:
   Money market savings                          $ 3,113   $     0    $     0    $      0   $  3,113
   Interest checking (2)                               0         0      8,578           0      8,578
   Savings (2)                                         0         0      8,955           0      8,955
   Certificates of deposit                        11,821    34,695     19,816       2,846     69,178
   FHLB advances                                       0         0          0          75         75
                                                --------- ---------  ---------  ---------- ----------

   Total interest-bearing liabilities            $14,934   $34,695    $37,349     $ 2,921    $89,899
                                                ========= =========  =========  ========== ==========
   Cummulative interest-bearing liabilities      $14,934   $49,629    $86,978     $89,899    $89,899
                                                ========= =========  =========  ========== ==========

   Period gap                                    $ 4,129  ($ 2,252)   $ 4,488     $ 5,513    $11,878
   Cummulative gap                               $ 4,129   $ 1,877    $ 6,365     $11,878    $11,878
   Ratio of cummulative interest-earning
     assets to interest-bearing liabilities       127.65%   103.78%    107.32%     113.21%    113.21%
   Ratio of cummulative gap to total
      earning assets                               21.66%     5.79%     15.21%     140.83%     11.67%




(1) Includes nonaccrual loans of $377,000, which are included in the 1 to 5 years category.

(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, the Bank has placed them in the 1 to 5 years category.

Noninterest Income

     During the six months ended December 31, 1997, noninterest income decreased 11.2% to $325,000, compared to $366,000 for the same period of 1996. The decrease is primarily attributable to the Bank realizing gains on the sale of repossessed assets of $8,000 and a gain on disposal of fixed assets of $20,000 for the 1996 period. During the 1997 period the Bank realized approximately $12,000 in losses on disposals of fixed assets. However, these amounts were offset by increases in the numbers of checking accounts and the deposit fees that they generate. Checking accounts generate fees including insufficient funds, check order mark-ups, cashiers checks, service charges, ATM and others. These fees are core earnings that are not interest sensitive and have provided a stable source of income for the Bank. Deposit account fees for the six months ended December 31, 1997 increased 7.8% to $239,000, compared to $222,000 for the same period of 1996.

     In the fiscal year ended June 30, 1997, noninterest income increased 38.7% to $737,000, compared to $531,000 and $435,000 for fiscal 1996 and 1995, respectively. The increase is attributable to increases in the numbers of checking accounts and the deposit fees that they generate and the sale of real estate held for investment. Deposit account fees for fiscal 1997 increased 31.7% to $445,000, compared to $338,000 and $287,000 for fiscal 1996 and 1995, respectively.


Noninterest Expense

     For the six months ended December 31, 1997, noninterest expense increased to $1.3 million, or 18.1%, excluding reorganization and branch opening costs of $61,000 and $10,000, respectively, compared to $1.1 million, excluding the one-time SAIF assessment of $447,000 before taxes, for the same period of 1996. The category with the largest increase was compensation and benefits, which increased by 23.2% when compared to the same period in 1996. This category was impacted by the addition of a business development officer for the Maryland market who was employed in the first quarter of 1997 and the opening of the new branch in Salisbury. Occupancy and equipment increased 29.3% to $307,000 during the six months ended December 31, 1997, compared to $237,000 in same period of 1996. Planned technological and other bank equipment upgrades, in preparation for the Year 2000, and the additional Salisbury branch resulted in increases in occupancy and equipment expense during the 1997 period. Excluding the 1996 SAIF assessment of $447,000, deposit insurance premiums decreased 65.8% to $30,000 for the six months ended December 31, 1997, compared to $87,000 for the same period of 1996. Excluding reorganization expenses totaling $61,000, other noninterest expense increased 21.9% to 142,000 for the six months ended December 31, 1997, compared to $117,000 for the same period of 1996.

     For the fiscal year ended June 30, 1997, noninterest expense increased to $2.3 million, or 9.5%, excluding the one-time SAIF assessment of $447,000 before taxes, compared to $2.1 million and $1.8 million for fiscal 1996 and 1995, respectively. The category with the largest increase was compensation and benefits, which increased by 24.8% and 35.8% when compared to the same period in fiscal 1996 and 1995, respectively. This category was impacted by the addition of a commercial loan officer who was employed in the first quarter of 1997. Occupancy and equipment increased 22.2% to $496,000 in fiscal 1997, compared to $406,000 in fiscal 1996 and $334,000 in fiscal 1995. Initial phases of planned technological and other bank equipment upgrades resulted in increases in occupancy and equipment expense during fiscal 1997. Occupancy and equipment expense was impacted in fiscal 1996 by the costs associated with a newly-constructed full service branch facility in Exmore, Virginia, that was operational for eleven months of the year, and by the first Salisbury branch office which was operational for the entire fiscal year compared to only five months in fiscal year 1995. The cost of providing deposit insurance from the FDIC continued to account for a significant portion of noninterest expenses, increasing from $144,000 in fiscal 1995, to $171,000 in fiscal 1996, and to $562,000 in fiscal 1997, which includes the one-time SAIF assessment of $447,000 before taxes. In fiscal 1996, the Bank engaged outside consultants to advise management on strategic planning initiatives and updating its computer systems, which resulted in legal and professional fees increasing to $71,000, compared to $39,000 in fiscal 1995.


Financial Condition

Loan Portfolio

     The Bank's loan portfolio is comprised of commercial loans, construction loans, real estate and mortgage loans, home equity loans, and consumer loans. The primary market areas in which the Bank makes loans are the counties of Northampton and Accomack, Virginia and Salisbury/Wicomico County, Maryland.

     Total loans were flat from June 1997 to December 1997, compared to an increase of 7.8% and 4.0% from June 1996 to June 1997 and from June 1995 to June 1996, respectively. Decrease in real estate loans were offset by increases in commercial and consumer loans during the six months ended December 31, 1997. Increases since 1995 primarily are due to the Bank's expansion into the Salisbury/Wicomico County, Maryland market area in 1995, which accounted for approximately $9.5 million, or 12.8%, of total loans at December 31, 1997, an increase in home equity loans and the addition of an experienced commercial loan officer during July 1996.

     The composition of the Bank's portfolio continued to shift to the commercial and consumer category in fiscal 1997. Commercial loans, including commercial real estate loans, increased 2.5% and consumer loans, including home equity loans, increased 6.8% during the six months ended December 31, 1997. During the fiscal year ended June 30, 1997, commercial and consumer loans increased by 24.1% and 15.2%, respectively, compared to the amount of such loans during the same period of 1996. By comparison, real estate mortgage loans, including real estate construction loans, increased by only 2.9% in the same period. As of December 31, 1997, real estate construction loans amounted to $958,000, compared to the $1.7 million in such loans at June 30, 1997.

     The following table summarizes the composition of the Bank's loan portfolio at the dates indicated.




                                                           Loan Portfolio

                                                                        June 30,
                                 December 31,---------------------------------------------------
                                     1997      1997       1996       1995      1994       1993
                                   --------  --------   --------   --------  --------   --------
                                                      (Dollars in thousands)

Commercial (1)                      $14,450   $14,087    $11,351     $8,487    $4,880     $3,780
Real Estate Construction (2)            958     1,696        598      1,347       522        655
Real estate mortgage                 48,850    49,546     49,199     49,513    49,906     48,599
Home Equity Lines of Credit           5,283     4,547      4,175      3,822     3,399      3,606
Consumer                              4,131     4,266      3,471      2,971     1,926      1,254
                                   --------  --------   --------   --------  --------   --------

         Total loans                 73,672    74,142     68,794     66,140    60,633     57,894
Less:
   Deferred loan fees (cost), net       (12)       (7)        18          8        25         21
   Allowance for loan losses           (770)     (744)      (674)      (555)     (373)      (306)
                                   --------- ---------  ---------  --------- ---------  ---------

           Net loans                $72,890   $73,391    $68,138    $65,593   $60,285    $57,609
                                   ========= =========  =========  ========= =========  =========

-------------------
(1) Includes commercial real estate loans of approximately $11,281,000, $10,871,000, $9,128,000, $ 7,001,000, $4,732,000, and $3,719,000, for the
     respective periods indicated above.

(2) Amounts are disclosed net of loans in process of approximately $660,000, $1,209,000, $558,000, $961,000, $947,000, and $738,000, for the respective periods indicated above.

     The following table sets forth the composition of the Bank's loan portfolio by percentage at the dates indicated.



                                                             Loan Portfolio by Percentage

                                                                        June 30,
                                 December 31, --------------------------------------------------
                                     1997      1997       1996       1995      1994       1993
                                   --------   -------   --------   --------  --------   --------

Commercial                          19.61%    19.00%     16.50%     12.83%     8.05%      6.53%
Real Estate Construction             1.30%     2.29%      0.87%      2.04%     0.86%      1.13%
Real estate mortgage                66.31%    66.83%     71.52%     74.86%    82.31%     83.94%
Home equity lines of credit          7.17%     6.13%      6.07%      5.78%     5.61%      6.23%
Consumer                             5.61%     5.75%      5.05%      4.49%     3.18%      2.17%
                                 --------  --------   --------   --------  --------   --------
         Total loans               100.00%   100.00%    100.00%    100.00%   100.00%    100.00%
                                 ========  ========   ========   ========  ========   ========

The following table presents the maturities of selected loans outstanding at December 31, 1997.



                                            Maturity Schedule of Period End Loans

                                                  December 31, 1997
                            ---------------------------------------------------------------------
                               1 year or less       1 to 5 years       After 5 years
                            ------------------  ------------------- --------------------
                              Fixed   Variable    Fixed    Variable   Fixed     Variable
                              Rate      Rate      Rate       Rate     Rate      Rate      Total
                            -------- ---------  ---------  -------- --------  --------- ---------
                                                      (Dollars in thousands)

Commercial                   $1,348   $ 4,407    $ 6,190    $  203   $1,088    $ 1,214   $14,450
Real estate construction        958         0          0         0        0          0       958
Real estate mortgage (1)      1,313     5,290     12,391       801    4,121     24,934    48,850
Home Equity Lines                 0     5,283                                              5,283
Consumer                        270        99      3,135         0      627          0     4,131
                            -------- ---------  ---------  -------- --------  --------- ---------

Total                        $3,889   $15,079    $21,716    $1,004   $5,836    $26,148   $73,672
                            ======== =========  =========  ======== ========  ========= =========

-----------------
(1) Includes mortgages with terms that include 3 and 5-year balloon payment features in the 1 to 5 years and after 5 years fixed rate category.

Securities

     Effective June 30, 1995, the Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, when securities are purchased, they are classified as securities held to maturity when management has the positive intent and the Bank has the ability to hold them until maturity. These investment securities are carried at cost adjusted for amortization of premium and accretion of discounts. Unrealized losses in the portfolio are not recognized unless management of the Bank believes that an other than temporary decline has occurred. Securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale at the time of purchase. Securities available for sale are recorded at fair value. The net unrealized holding gain or loss on securities available for sale, net of deferred income taxes, is included as a separate component of stockholders' equity. A decline in the fair value of any securities available for sale below cost, that is deemed other than temporary, is charged to earnings and results in a new cost basis for the security. Cost of securities sold are determined on the basis of specific identification. The Bank holds no securities classified as trading.

     Investment Securities. The carrying value of investment securities (effected for all applicable SFAS No. 115 adjustments) amounted to $26.3 million at December 31, 1997, compared to $23.4 million at June 30, 1997. The comparison of amortized cost to fair value is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of investment securities. Investment securities consist of the following:


                                                               Securities Portfolio

                                          December 31,                June 30,
                                      -------------------  ------------------------------
                                        1997      1996       1997       1996       1995
                                      --------- ---------  ---------  ---------  --------
                                                          (Dollars in thousands)
Amortized Cost:
       U.S. Treasury and other U.S.
         Government Agencies           $21,733   $19,130    $17,734    $14,335    $6,204
   Tax-exempt municipal bonds              851     1,000      3,039      1,600         0
   State agency bonds                    1,000         0          0          0         0
   Mortgage-backed securities              595       745        684        784       433
   Adjustable Rate Mortgage Fund         1,175     1,106      1,140      1,074       135
   FHLMC stock                               4       596        573        596       103
   Preferred Stock                         500         0          0          0         0
   Other equity securities                 136         0        136          0         0
                                      --------- ---------  ---------  ---------  --------

         Total Securities              $25,994   $22,577    $23,306    $18,389    $6,875
                                      ========= =========  =========  =========  ========



     Securities Available for Sale. Securities available for sale are used as part of the Bank's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of securities available for sale totaled $21.0 million at December 31, 1997, compared to $15.4 million at June 30, 1997. The comparison of fair market value to amortized cost is shown in Note 3 of the notes to the financial statements.
Note 3 also provides an analysis of gross unrealized gains and losses of securities available for sale.



                                                           Securities Available for Sale



                                          December 31,                June 30,
                                      -------------------  ------------------------------
                                        1997      1996       1997       1996       1995
                                      --------- ---------  ---------  ---------  --------
                                                           (Dollars in thousands)
Fair Value:
       U.S. Treasury and other U.S.
         Government Agencies           $17,576   $12,694    $12,094    $ 8,208    $3,117
   Tax-exempt municipal bonds              126         0      1,000          0         0
   State agency bonds                    1,021         0          0          0         0
   Mortgage-backed securities              285       730        345        376         0
   Adjustable Rate Mortgage Fund         1,176     1,104      1,141      1,068       135
   FHLMC stock                             176       694        716        670       101
   Preferred stock                         513         0          0          0         0
   Other equity securities                 157         3        149          3         0
                                      --------- ---------  ---------  ---------  --------

         Total Securities              $21,030   $15,225    $15,445    $10,325    $3,353
                                      ========= =========  =========  =========  ========



     The following table sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 1997. The weighted average yields are calculated on the basis of book value of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

                                                          Maturities of Investments

                                                            December 31, 1997
                                     ---------------------------------------------------------------
                                            Held to Maturity               Available for Sale
                                    ------------------------------   -------------------------------
                                                          Weighted                         Weighted
                                     Amortized    Fair     Average   Amortized    Fair      Average
                                        Cost      Value     Yield      Cost       Value      Yield
                                      --------  --------   -------   ---------  ---------  ---------
                                                         (Dollars in thousands)

       U.S. Treasury and other U.S.
         government agencies
         Within one year               $  699    $  697     5.41%     $ 6,748    $ 6,752     5.69%
         After one year to five years   2,997     2,995     6.12%       9,791      9,824     6.14%
         After five years                 502       500     6.63%         996      1,000     6.45%

                    Total              $4,198    $4,192               $17,535    $17,576
                                      --------  --------             ---------  ---------

       Other Securities:
         Within one year                    0         0     0.00%           0          0     0.00%
         After one year to five years     310       302     5.50%       2,941      3,169     6.14%
         After five years                 725       725     6.26%         285        285     7.00%
                                      --------  --------             ---------  ---------

                    Total               1,035     1,027                 3,226      3,454
                                      --------  --------             ---------  ---------

         Total Securities              $5,233    $5,219               $20,761    $21,030
                                      ========  ========             =========  =========



Deposits

     The Bank depends on deposits to fund its lending activities, generate fee income opportunities, and create a captive market for loan products. The table below presents a history of average deposits and the rates paid on interest-bearing deposit accounts for the periods indicated.



                                              Average Deposits and Average Rates Paid

                                                               December 31,                Years ended June 30,
                                 -------------------------------------  ---------------------------------------------------------
                                        1997                1996               1997                1996                1995
                                 -----------------   -----------------  -----------------   -----------------   -----------------
                                 Average   Average   Average   Average  Average   Average   Average   Average   Average   Average
                                 Balance     Rate    Balance     Rate   Balance     Rate    Balance     Rate    Balance     Rate
                                 -------   -------   -------   -------  -------   -------   -------   -------   -------   -------
                                                                     (Dollars in thousands)
Interest-bearing deposits:
   Checking and savings          $22,208     2.37%   $21,841     2.26%  $19,936     2.46%   $21,105     2.12%   $19,831     2.14%
   Certificates of deposit:
     Less than $100,000           60,232     5.60%    56,515     5.60%   57,453     5.55%    50,668     5.76%    39,734     5.32%
              $100,000 and over    9,263     5.78%     7,889     5.76%    8,606     5.92%     7,613     5.82%     5,402     5.87%
                                 -------   -------   -------   -------  -------   -------   -------   -------   -------   -------

Total interest-bearing deposits   91,703     4.82%    86,245     4.77%   85,995     4.82%    79,386     4.80%    64,967     4.39%

Noninterest-bearing deposits       3,813               2,181              3,036               2,721               2,222
                                 -------             -------            -------             -------             -------

Total average deposits           $95,516             $88,426            $89,031             $82,107             $67,189
                                 =======             =======            =======             =======             =======




     Deposits averaged $95.5 million during the six months ended December 31, 1997, compared to $89.0 million during the fiscal year ended June 30, 1997, an increase of 7.3% during such period. The category accounting for the largest part of the increase was certificate of deposits under $100,000, which averaged $60.2 million during the six months ended December 31, 1997, compared to $57.5 million during the fiscal year ended June 30, 1997. The growth in this category is attributable to the Bank's strategy in the Salisbury/Wicomico County market area that included paying higher than market rates in order to build a book of banking customers quickly.

         The following table is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as December 31, 1997.



                       Maturities of CD's of $100,000 or More

                                                    December 31, 1997
                                             --------------------------------
                                              Amount                 Percent
                                             --------                --------
                                                   (Dollars in thousands)

Three months or less                          $1,550                   15.63%
Over three months to one year                  5,259                   53.02%
Over one year to five years                    2,587                   26.08%
Over five years                                  523                    5.27%
                                             --------                --------

   Total                                      $9,919                  100.00%
                                             ========                ========



Capital Resources

     Capital represents funds, earned or obtained, over which banks can exercise greater control in comparison with deposits and borrowed funds. The adequacy of the Bank's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Bank's resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb potential losses.

     The OTS has defined various tests for assessing the capital strength and adequacy of savings institutions, based on different definitions of capital. "Tier 1 capital" is a combination of common and qualifying preferred stockholders' equity less goodwill. "Tier 2 capital" is defined as qualifying subordinated debt and a portion of the allowance for loan losses. "Total capital" is defined as Tier 1 capital plus Tier 2 capital. Certain risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk weighting and the resulting total is risk-weighted assets. "Tier 1 risk-based capital" is Tier 1 capital divided by risk-weighted assets. "Total risk-based capital" is Total capital divided by risk-weighted assets. As of December 31, 1997, the Bank exceeded all of its regulatory capital requirements. See "Regulation Regulatory Capital Requirements."

     The following table details the components of Tier 1 and Tier 2 capital and related ratios for the periods indicated.




                                                             Analysis of Capital

                                                  December 31,                 June 30,
                                              -------------------  -------------------------------
                                                 1997      1996       1997       1996       1995
                                              --------- ---------  ---------  ---------  ---------
                                                                     (Dollars in thousands)
Tier 1 Capital:
     Common stock                              $   596    $  453    $   453     $  450     $  450
     Additional paid-in capital                  3,564       602        602        560        560
     Retained earnings                           8,000     6,811      7,441      6,495      5,524
     Unrealized gains (losses)                     170        37         73        (50)         0
                                              --------- ---------  ---------  ---------  ---------
            Total capital (GAAP)                12,330     7,903      8,569      7,455      6,534
     Less: Intangibles                             (45)      (49)       (47)       (51)       (54)
     Unrealized (gains) losses                    (170)      (37)       (73)        50          2
                                              --------- ---------  ---------  ---------  ---------
                 Total Tier 1 capital          $12,115    $7,817    $ 8,449     $7,454     $6,482
                                              --------- ---------  ---------  ---------  ---------


Tier 2 Capital:
     Allowances for loan losses                    732       687        726        636        555
     Less: Other required deductions              (155)     (187)      (163)      (201)      (200)
                                              --------- ---------  ---------  ---------  ---------
                 Total Tier 2 capital           12,692     8,317      9,012      7,889      6,837
                                              --------- ---------  ---------  ---------  ---------

Risk-weighted assets                           $58,521   $54,920    $58,036    $51,033    $46,152

Capital Ratios (1):
     Tier 1 risk-based capital ratio             20.70%    14.23%     14.56%     14.61%     14.04%
     Total risk-based capital ratio              21.69%    15.14%     15.53%     15.46%     14.81%
     Tier 1 capital to average adjusted
              total assets (2)                   11.39%     7.95%      8.46%      8.24%      8.62%



(1) The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital to average adjusted assets was 4.0%, 8.0% and 4.0%, respectively. To be considered "well capitalized" under federal regulation, these same required ratios are 6.0%, 10.0% and 5.0%, respectively.

(2) Core and tangible capital, as defined by OTS regulations, are substantially equivalent to Tier 1 capital, as disclosed above. The OTS' core and tangible capital requirements were 3.0% and 1.5%, respectively, during the indicated periods.

Asset Quality

     Allowance for loan losses. The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. In recent years, the Bank has begun to focus on diversifying its loan portfolio by emphasizing and expanding its commercial and consumer lending programs, which generally involve greater risk than residential mortgage lending. Considering this shift in lending emphasis, together with the Bank's expansion into the new Salisbury/Wicomico County market, management in recent years has provided for probable loan losses which may result from the greater inherent risk present in these loan products by increasing its allowance for loan losses in accordance with SFAS No. 5, Accounting for Contingencies. However, risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer thrifts and banks identified by regulatory agencies.

     Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                                                        Allowance for Loan Losses

                                              Six Months Ended
                                                 December 31,                          June 30,
                                            --------------------  --------------------------------------------------
                                               1997      1996       1997       1996      1995       1994      1993
                                             --------- ---------  ---------  --------- ---------  --------- --------
                                                                                 (Dollars in thousands)

Balance, beginning of period                    $744      $674       $674       $555      $373       $306      $250
Loans charged off:
          Commercial                              26        20        135         26         0          0         0
   Real Estate Construction                        0         0          0          0         0          0         0
   Real estate mortgage                            0        14         14          0         0          3        16
   Home equity lines of credit                     0         0          0          0         0          0         0
            Consumer                              16        12         28          5         5          3         0
                                            --------- ---------  ---------  --------- ---------  --------- ---------

   Total loans charged-off                        42        46        177         31         5          6        16
                                            --------- ---------  ---------  --------- ---------  --------- ---------

Recoveries:
          Commercial                               1         0          1          0         0          0         0
   Real Estate Construction                        0         0          0          0         0          0         0
   Real estate mortgage                            0         0          0          0         0         25         0
   Home equity lines of credit                     0         0          0          0         0          0         0
            Consumer                               1         2          2          0         0          0         0
                                            --------- ---------  ---------  --------- ---------  --------- ---------

    Total recoveries                               2         2          3          0         0         25         0
                                            --------- ---------  ---------  --------- ---------  --------- ---------

Net charge-offs                                  (40)      (44)      (174)       (31)       (5)        19       (16)
Provision for loan losses                         66        72        244        150       187         48        72
                                            --------- ---------  ---------  --------- ---------  --------- ---------

Balance, end of period                          $770      $702       $744       $674      $555       $373      $306
                                            ========= =========  =========  ========= =========  ========= =========

Allowance for loan losses to loans
   outstanding at end of period                 1.05%     0.96%      1.00%      0.98%     0.84%      0.62%     0.53%

Allowance for loan losses to nonaccrual
   loans outstanding at end of period         204.24%   176.38%    181.46%    239.01%    76.45%     60.85%    69.23%

Net charge-offs to average loans
   outstanding during period                   -0.05%    -0.06%     -0.24%     -0.05%    -0.01%      0.03%    -0.03%



     For the six months ended December 31, 1997, the Bank experienced net charge-offs of $40,000, compared to net charge-offs of $44,000 for the same period of 1996. Also included in the table above is the ratio of net charge-offs to average loans outstanding during the period, which was a negative 0.05% during the six months ended December 31, 1997 compared to a negative 0.06% during the same period of 1996.

     For the fiscal year ended June 30, 1997, the Bank experienced net charge-offs of $174,000. Net charge-offs in 1996 were $31,000, compared to $5,000 in fiscal 1995. In fiscal 1994, there was a net recovery of $19,000, and net charge-offs were $16,000 in fiscal 1993. Net charge-offs to average loans outstanding during the periods have remained relatively stable ranging from a positive recovery of 0.03% in fiscal 1994 to a negative charge-off of 0.05% as of June 30, 1996. However, the Bank's net charge-offs increased to 0.24% in fiscal 1997, primarily because the Bank foreclosed on the properties held as collateral for loans totaling $600,000 on June 27, 1997. These properties consisted of one commercial retail space, three parcels of nonresidential vacation property, and a parcel of residential real estate. The properties had a collective fair value, before estimated disposition costs, of approximately $670,000 on the date of foreclosure, based in large part on a June 1997 appraisal of properties. The Bank performed an analysis of the collateral according to the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and initially reported the repossessed asset as other real estate owned at approximately $557,000, which included a $100,000 charge off to this loan from a specific allowance. The fair value analysis included an estimated marketing time of 24 months and disposition costs of approximately $113,000. The Bank has since sold two of the nonresidential vacation property parcels and the residential real estate and currently has a contract on the remaining nonresidential vacation property parcel. The Bank has provided financing to facilitate sale of these properties and, therefore, has not recorded or realized gains on the sale of these properties. Additionally, the Bank sold inventory located in the commercial retail space. At December 31, 1997, the carrying value of the properties is $372,000. Management does not anticipate an additional loss from the disposition of such property.

     During the period ended December 31, 1997, the Bank identified loans to one borrower totaling $313,000 that qualify as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures. The Bank expects to restructure these loans during April 1998, but anticipates full repayment under the new terms.

     The allowance for loan losses at June 30, 1997 was $744,000, compared to $674,000, $555,000, $373,000 and $306,000 at June 30, 1996, 1995, 1994 and 1993,
respectively, representing an increase of 10.4%, 21.4%, 48.8% and 21.9% in the allowance during the respective periods as compared to the prior period. The increase in the allowance for loan losses from June 30, 1993 to June 30, 1997 exceeded loan growth.

     In fiscal 1994, the Bank expanded into the Salisbury/Wicomico County market in Maryland by establishing a de novo branch office. In view of the business and population growth in that market area, the Bank focused on expanding its commercial and consumer lending, both secured and unsecured. Due to the Bank's relative inexperience with both this type of lending and the Salisbury/Wicomico County market, and its corresponding lack of loan loss history with respect to commercial and consumer lending, the Bank determined the prudent course was to increase the allowance for loan losses at a more rapid rate than in past years. The Bank also considered the historical allowance levels maintained by peer community banks and thrifts engaged in commercial lending. The allowance for loan losses as a percentage to period end loans equaled 1.05% at December 31, 1997, compared to 0.96% at December 31, 1996. The ratio of the allowance for loan losses as a percentage of nonaccrual loans outstanding increased at December 31, 1997 to 202.24%, compared to 176.38% at December 31, 1996. This increase was attributable to the replenishing of loan loss reserves during the twelve months ended December 31, 1997 to compensate for the $174,000 in write-offs incurred during the fiscal year ended June 30, 1997; and due to the inherent risk associated with the increased commercial lending activities of the Bank.

     The allowance for loan losses as a percentage to period end loans equaled 1.00% at June 30, 1997, compared to 0.98% at June 30, 1996, also in line with industry standards. The ratio of the allowance for loan losses as a percentage of nonaccrual loans outstanding decreased at June 30, 1997 to 181.46%, compared to 239.0% at June 30, 1996. This decrease was attributable to the addition of several small loans to nonaccrual status during 1997, and because the June 30, 1996 amount was unusually low compared to other periods presented and levels usually maintained under the Bank's normal operating activities. The allowance to nonaccrual loans was 76.5%, 60.9%, and 69.2%, for the fiscal years ended 1995, 1994, and 1993, respectively.

     An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following tables. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.




                                                              Allocation of Allowance for Loan Losses

                             Commercial                           Real Estate                Consumer
                         ---------------------------  -------------------------- --------------------------------
                          Reserve       Percentage      Reserve      Percentage      Reserve      Percentage
                         for Loan         of Loan       for Loan       of Loan      for Loan        of Loan
                          Losses         Allowance       Losses       Allowance      Losses        Allowance
                         ---------- ---------------- ------------ -------------- ------------  ------------------
                                                               (Dollars in thousands)
December 31,
        1997              $356          46.23%         $234             30.39%         $180              23.38%
        1996               260          37.04%          296             42.17%          146              20.80%


    June 30,
        1997              $392          52.69%         $184             24.73%         $168              22.58%
        1996               227          33.68%          329             48.81%          118              17.51%
        1995               145          26.13%          326             58.74%           84              15.14%



     The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                                                                 Nonperforming Assets

                                                                                       June 30,
                                    December 31, ---------------------------------------------------------------------------------
                                        1997         1996         1997        1996       1995        1994       1993       1992
                                    ------------ ------------  ----------  ---------- ----------  ----------- ---------  ---------
                                                              (Dollars in thousands)
Nonaccrual loans:
          Commercial                        $0          $46          $0          $0       $448         $475      $134        $95
   Real Estate Construction                  0            0           0           0          0            0         0          0
   Real Estate Mortgage
   Real estate mortgage                    306          324         399         277        262          134       307        345
   Home equity lines of credit               0            0           0           0          0            0         0          0
            Consumer                        71           28          11           5         16            4         1          2
                                    ----------- ------------  ----------  ---------- ----------  ----------- ---------  ---------

   Total nonaccrual loans                  377          398         410         282        726          613       442        442
Other real estate owned                    446          129         620          80        115            0        22        520
                                    ----------- ------------  ----------  ---------- ----------  ----------- ---------  ---------

   Total nonperforming assets             $823         $527      $1,030        $362       $841         $613      $464       $962
                                    =========== ============  ==========  ========== ==========  =========== =========  =========

Loans past due 90 or more days
   accruing interest                        $0           $0          $0          $0         $0           $0        $0         $0
Allowance for loan losses to
    nonaccrual loans                    204.24%      176.38%     181.46%     239.01%     76.45%       60.85%    69.23%     56.56%
Nonperforming assets to period end
   loans and other real estate owned      1.11%        0.72%       1.38%       0.53%      1.27%        1.01%     0.80%      1.70%





     Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, net of allowance for other real estate losses, were $823,000 at December 31, 1997, compared to $527,000 at December 31, 1996. The table above indicates that as of December 31, 1997, the Bank had no loans past due more than 90 days that were still accruing interest. The Bank's policy is that whenever a loan reaches 90 days delinquent the loan no longer accrues interest. Total nonperforming assets were $1.0 million at June 30, 1997, compared to $362,000 at June 30, 1996.

     As to the nonaccrual loans at December 31, 1997 referred to above, approximately $15,000 of interest income would have been recognized during the fiscal year then ended, if interest thereon had been accrued. No interest income on the nonaccrual loans outstanding as of December 31, 1997 has been included in net income during the six months ended December 31, 1997.

     The ratio of nonperforming assets to period end loans and foreclosed properties is also detailed within the table above. This ratio was 1.11% at December 31, 1997, compared to 0.72% at December 31, 1996. This ratio was 1.38% at June 30, 1997, compared to 0.53% at June 30, 1996 and 1.27% at June 30, 1995,
respectively. The ratio was 1.01% and 0.80% for fiscal years 1994 and 1993, respectively.

     A significant portion of the total of nonperforming assets at June 30, 1997, was composed of one real estate loan with a principal balance of approximately $600,000. On June 27, 1997, the Bank foreclosed on the properties held as collateral for such loan. However, during the six months ended December 31, 1997, the Bank sold several pieces of collateral attached to this loan, thus reducing the carrying value to $372,000 at December 31, 1997, and reducing the ratios for the period when compared to June 30, 1997.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Such property is initially recorded at the lower of its fair value, or the loan balance at the date of foreclosure or the date the Bank receives ownership of the property through deed. Property that is held for resale is carried at the lower of cost or fair value minus estimated selling costs. Costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense. At December 31, 1997, the Bank's other real estate owned amounted to $446,000, as compared to $129,000 at December 31, 1996. At June 30, 1997, the Bank's other real estate owned amounted to $620,000, as compared to $80,000 at June 30, 1996. The increases resulted from the foreclosure of the $600,000 nonperforming loan on June 27, 1997, as referred to above. Sales of related collateral totaled $185,000 occurring during the six months ended December 31, 1997, reducing the carrying value of this asset to $372,000 at December 31, 1997.

     The Bank closely monitors loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of borrowers or industry trends cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to regular management attention, and their status is reviewed on a regular basis. In instances where management determines that specific reserves should be set, the Bank takes such action as is deemed appropriate.

     As of December 31, 1997, all loans 60 days or more delinquent totaled $1,207,000, which includes performing loans that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. All loans in this category are subject to constant management attention, and their status is reviewed on a regular basis. With the exception of $105,000 of consumer loans, these loans are generally secured by residential and commercial real estate with appraised values that exceed the remaining principal balances on such loans.

Liquidity; Asset Management

     Liquidity represents the Bank's ability to meet present and future obligations through the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and investments maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs. For information on regulatory liquidity requirements see "Regulation - Liquidity Requirements."



                                                              Summary of Liquid Assets
                                                                       June 30,
                                      December 31,  -----------------------------------------------
                                          1997          1997            1996              1995
                                     -------------  -----------------------------------------------
                                                (Dollars in thousands)
Cash and due from banks               $ 4,191           $ 3,334         $ 4,831            $ 4,228
Federal funds sold                          0                 0               0                700
Investment securities                     699               400             401                817
Available-for-sale securities          21,030            15,445          10,325              3,353
                                     ---------  ---------------------------------------------------

       Total liquid assets            $25,920           $19,179         $15,557            $ 9,098
                                     =========  ===================================================

Deposits and other liabilities        $95,762           $96,069         $87,531            $74,221
                                     =========  ===================================================

Ratio of liquid assets to
       deposits and other liabilities   27.07%            19.96%          17.77%             12.26%
                                     =========  ===================================================



     The summary above indicates sufficient liquidity to meet anticipated needs. Additional sources of liquidity available to the Bank include the capacity to borrow additional funds when the need arises. The Bank has obtained an available line of credit with the FHLB for up to $9.0 million and, at December 31, 1997, had $75,000 in outstanding FHLB advances.

     Total cash and cash equivalents increased to $4.2 million for the six months ended December 31, 1997, compared to $2.6 million at December 31, 1996. Net cash provided by operating activities was $289,000 for the six months ended December 31, 1997, compared to a negative $264,000 for the same period of 1996. Prior year's negative amount resulted from the one-time SAIF assessment incurred during the period. Total cash and cash equivalents decreased to $3.3 million for the fiscal year ended June 30, 1997, compared to $4.8 million and $4.9 million at June 30, 1996 and 1995, respectively. Net cash provided by operating activities was $955,000 for the year ended June 30, 1997, compared to $700,000 and $1.5 million for fiscal 1996, and 1995, respectively. The fluctuations in amounts during the period from June 30, 1995 to June 30, 1997 were primarily the result of an overall increase in earnings and the timing of related income tax payments during such period. A decrease in fiscal 1994 taxable income compared to fiscal 1993 taxable income resulted in smaller required estimated payments in fiscal 1995. However, since taxable income in fiscal 1995 actually increased over fiscal 1994, a large tax accrual was required at June 30, 1995, with the corresponding payment of these amounts actually occurring during fiscal 1996.

     Net cash flows used in investing activities decreased to $2.5 million during the six months ended December 31, 1997, compared to $8.8 million for the same period of 1996. The decrease resulted from an increase in investment maturities and reduced net loan originations during the six months ended December 31, 1997 when compared to the same period of 1996. Net cash flows used in investing activities decreased to $11.2 million during the fiscal year ended June 30, 1997 compared to $14.4 million and $7.3 million for the same period of 1996 and 1995, respectively. During the period beginning June 30, 1994 through June 30, 1997, deposits grew by approximately $30.9 million. Accordingly, a significant amount of cash was invested in loans and securities during this period. Additionally, the Bank purchased and opened a new banking office during fiscal 1995 and constructed and opened another banking office during fiscal 1995 and 1996. Deposit growth slowed during the fiscal year ended June 30, 1997, as compared to prior periods, resulting in fewer investing activities.

     Net cash flows provided by financing activities decreased to $3.1 million for the six months ended December 31, 1997, compared to $6.9 million for the same period of 1996. As previously mentioned, the Bank had significant deposit growth during the period of 1994 through June 30, 1997, which resulted in increased financing activities during these periods. However, such growth slowed during fiscal 1997, when compared to prior periods resulting in fewer financing activities. Deposit growth during the six months ended December 31, 1997 was flat when compared to prior years due to less aggressive pricing during the period. With approximately $3.1 million in new capital being raised during August 1997, the Bank required less funding to support loan demand and was able to be more selective in the type of deposit growth during the period.

     The Bank occasionally finds it necessary to borrow funds on a short term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements whereby it may borrow funds overnight and on terms. As a member of the FHLB, the Bank currently has borrowing capacity of $9.0 million, with the ability to substantially increase this capacity by providing additional collateral (mortgage loans and investments) to the FHLB. At December 31, 1997, the Bank had $75,000 in outstanding FHLB advances.

     The following table details information concerning the Bank's short term borrowings for the periods presented.


                           Summary of Borrowed Funds

                                          December 31,                        June 30,
                                           ------------------------------------------------------------
                                              1997          1997               1996              1995
                                           ---------     ----------         ----------        ---------
                                                                 (Dollars in thousands)

Monthly average balance of short-term
borrowings outstanding during
the period                                  $  67           $1,750              $475             $882

Weighted-average interest rate on
monthly average short-term                   5.75%            5.50%             7.37%            7.37%
borrowings

Maximum month-end balance of short-          $800           $4,075              $475             $775
term borrowings outstanding during
the period

Return on Equity and Assets

     The following table summarizes ratios considered to be significant indicators of the Bank's profitability and financial condition during the periods indicated.


                                                                 Return on Equity and Assets

                                                December 31,           June 30,
                                                              ---------------------------
                                               1997     1997    1996     1995      1994
                                              ------- -------  -------  -------  --------

Return on average assets                       1.03%   0.95%    1.07%    1.02%      0.79%
Return on average equity                       9.42%  12.00%   13.86%   12.51%     10.18%
Average equity to average asset ratio         10.96%   7.90%    7.75%    8.19%      8.19%








Impact of Accounting Pronouncements

     Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, or losses) in a full set of general-purpose financial statements, and is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of the other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Bank is currently assessing the impact of this statement on its future financial statement presentation. However, the only known item of other comprehensive income to which this standard would apply is unrealized gains and losses on available-for-sale securities.

     FASB Statement No. 131, Disclosures about Segments of an Enterprise, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders, and is effective for financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic area, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     This Statement also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. Management is currently assessing the impact of this statement on its future financial statement disclosures.

     FASB Statement No. 132, Employer's Disclosures about Pensions and Other Post Retirement Benefits, revises disclosures regarding pension and other post retirement benefits and standardizes certain disclosure requirements regarding these items. This Statement is effective for fiscal years beginning after December 15, 1997. Management will assess the impact, if any, of this Statement on the Company's future disclosures.

Effects of Inflation

     The Bank believes that its net interest income and results of operations have not been significantly affected by inflation during the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996.

Year 2000 Project

     The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 97 instead of 1997). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons as much as 100 years off.

     Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and the Bank. Presently, the Company and the Bank are still in the discovery stage of identifying all areas and processes rendering exposure to the Year 2000 problem. However, the Company and the Bank, in conjunction with its outside service bureau, have developed a plan to address Year 2000 exposure surrounding the Company and the Bank's computer and data processing systems. Since early 1997, the Bank has been updating its systems hardware to be Year 2000 compliant. The next step involves testing system software which is scheduled to begin in mid to late 1998 and is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, the Company and the Bank plan to test its other systems that are not related to the service bureau. Management anticipates the Company and the Bank will be Year 2000 compliant, thus satisfying all regulatory requirements.

Item 7.
                              FINANCIAL STATEMENTS

The financial statements of the Bank are included (with an index listing all such statements) in a separate financial section at the end of this Form 10-KSB filing.


Item 8.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     The engagement of BDO Seidman, LLP was terminated in March 1997, and Goodman & Company, LLP, was engaged in March 1997, and remains as the independent auditors of the Bank. The decision to change auditors was approved by the Board of Directors of the Bank. The Bank's financial statements as of June 30, 1996, and for the year then ended, and included in this document, were audited by BDO Seidman, LLP, as stated in their report appearing herein, and are included in reliance of said firm as experts in accounting and auditing.

     During fiscal 1996 and 1995, and up to the date of the discontinuation of services of BDO Seidman, LLP, there were no disagreements between the Bank and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. During fiscal 1996 and 1995, BDO Seidman, LLP did not issue any adverse opinion with respect to the Bank's financial statements or any disclaimer of opinion or any opinion which was qualified or modified as to uncertainty, audit scope or accounting principles.

     During fiscal 1996 and 1995, and up to the date of the discontinuation of services of BDO Seidman, LLP, the Bank did not consult Goodman & Company LLP prior to such firm's engagement with respect to: the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Bank's financial statements; or, any matter that was the subject of either a disagreement or a reportable event, in each case, as described in Item 304(a) of Regulation S-K under the Exchange Act.

                                    PART III

Item 9.
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Item 10.
                             EXECUTIVE COMPENSATION


Item 11.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Item 12.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Pursuant to General Instructions E (3), the information called for by Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders to be held in May 1998, which definitive proxy statement is to be filed with the Commission pursuant to Rule 14a-6 on or prior to April 25, 1998.

                                     PART IV


Item  13.
                              EXHIBITS AND FORM 8-K


     (a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

         No.                               Description
-------------------------------------------------------------------------------
         2.0      Agreement and Plan of Reorganization, dated September 9, 1997, by and among Shore Bank, Shore Financial Corporation and SB
                  Interim Federal Savings Bank.*

         3.1      Articles of Incorporation of Registrant.*

         3.2      Bylaws of Registrant.*

         4.0      Stock Certificate of Registrant.

        11.0      Earnings Per Share Computation.***

        13.0      1997 Annual Report to Shareholders.**

        21.0      Subsidiaries of the Registrant -- Reference is made to "Item 1.
                  Business" for the required information.

        27.0      Financial Data Schedule.
-------------------------------------------------------------------------------

     * Incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

     **   To be filed supplementally.

     *** Information required herein is incorporated by reference from Note 15 on page F-27 of the financial statements attached hereto to this Form 10-KSB.

     (b) Reports on Form 8-K. No reports were filed by the registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SHORE FINANCIAL CORPORATION

                                       By:  /s/ Scott C. Harvard
                                          --------------------------------------
                                           Scott C. Harvard
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                Capacity                     Date

/s/ Henry P. Custis, Jr.        Chairman of the Board and        March 27, 1998
--------------------------------Director
Henry P Custis, Jr.

/s/ Scott C. Harvard            President (Principal Executive   March 27, 1998
--------------------------------Officer) and Director
Scott C. Harvard

/s/ Steven M. Belote            Treasurer (Principal Financial   March 27, 1998
--------------------------------Officer and Accounting Officer)
Steven M. Belote

/s/ Terrell E. Boothe           Director                         March 27, 1998
--------------------------------
Terrell E. Boothe

/s/ D. Page Elmore              Director                         March 27, 1998
--------------------------------
D. Page Elmore

/s/ Richard F. Hall, III        Director                         March 27, 1998
--------------------------------
Richard F. Hall, III

/s/ Lloyd J. Kellam, III        Director                         March 27, 1998
--------------------------------
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury        Director                         March 27, 1998
--------------------------------
L. Dixon Leatherbury

/s/ A. Jackson Mason            Director                         March 27, 1998
--------------------------------
A. Jackson Mason

                   Index to Consolidated Financial Statements

                Shore Financial Corporation (Formerly Shore Bank)





Independent Auditors' Reports                                              Page

Goodman & Company, LLP......................................................F-2

BDO Seidman, LLP............................................................F-3

Consolidated Financial Statements

     Consolidated Statements of Financial Condition.........................F-4

     Consolidated Statements of Income......................................F-5

     Consolidated Statements of  Stockholders' Equity.......................F-6

     Consolidated Statements of Cash Flows..................................F-7

     Consolidated Notes to Financial Statements.............................F-8

                                                     1997
                                                     Financial Statements










                                 SHORE FINANCIAL
                                   CORPORATION
                                 AND SUBSIDIARY
                              (FORMERLY SHORE BANK)

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Shore Financial Corporation
(Formerly Shore Bank)
Onley, Virginia


     We have audited the accompanying consolidated statements of financial condition of Shore Financial Corporation (Formerly Shore Bank) as of December 31, 1997 and June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the six month period ended December 31, 1997, and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Shore Financial Corporation (Formerly Shore Bank) for the year ended June 30, 1996, were audited by other auditors whose report dated July 23, 1996, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shore Financial Corporation (Formerly Shore Bank) as of December 31, 1997 and June 30, 1997, and the results of its consolidated operations and its consolidated cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ Goodman & Company, L.L.P.


One Commercial Place
Norfolk, Virginia
January 30, 1998




                                      F-2

Report of Independent Certified Public Accountants


To the Board of Directors of
Shore Bank
Onley, Virginia

We have audited the accompanying statements of financial condition of Shore Bank as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 1996. These financial statements are the responsibility of the Savings Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shore Bank at June 30, 1996 and 1995, and the results of its operations and its cash flows for the three years ended June 30, 1996, in conformity with generally accepted accounting principles.



Richmond, Virginia                         BDO Seidman, LLP
July 23, 1996

SHORE FINANCIAL CORPORATION AND SUBSIDIARY
(FORMERLY SHORE BANK)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                               December 31,             June 30,
                                                                                                   1997                   1997
------------------------------------------------------------------------------------------------------------------------------------
                                    Assets

 Cash (including interest - earning deposits of
     approximately $1,841,000 and $249,000
     respectively)                                                                         $        4,190,551     $        3,334,017
Investment securities:
     Held to maturity (fair value of $5,219,045 and
         $7,902,340, respectively)                                                                  5,232,587              7,975,008
     Available for sale (amortized costs of $20,761,160 and
         $15,330,402, respectively)                                                                21,029,952             15,444,897
Investment in Federal Home Loan Bank stock,
     at cost                                                                                          580,500                580,500
Loans receivable, net                                                                              72,889,907             73,391,465
Premises and equipment, net                                                                         2,420,457              2,128,841
Real estate owned                                                                                     445,912                619,734
Accrued interest receivable                                                                           915,271                843,224
Prepaid income taxes                                                                                  124,586                 99,113
Prepaid expenses and other assets                                                                     262,791                220,666
                                                                                         -------------------------------------------

                                                                                           $      108,092,514     $      104,637,465
                                                                                         -------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $       95,213,440     $       94,556,340
Advances from Federal Home Loan Bank                                                                   75,000                775,000
Advance payments by borrowers for taxes
     and insurance                                                                                    215,029                319,468
Income taxes payable:
     Current                                                                                                -                 39,005
     Deferred                                                                                         103,218                 96,045
Accrued interest payable                                                                               35,755                 49,499
Accrued expenses and other liabilities                                                                120,045                233,281
                                                                                         -------------------------------------------
            Total liabilities                                                                      95,762,487             96,068,638
                                                                                         -------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                                        -                      -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; issued and  outstanding:
            December 31, 1997 - 1,804,812
            June 30, 1997 - 1,373,562                                                                 595,588                453,275
     Additional capital                                                                             3,563,592                602,365
     Retained earnings, substantially restricted                                                    8,000,729              7,440,458
     Net unrealized gain on securities available for sale                                             170,118                 72,729
                                                                                         -------------------------------------------
            Total stockholders' equity                                                             12,330,027              8,568,827
                                                                                         -------------------------------------------

                                                                                           $      108,092,514     $      104,637,465
                                                                                         ===========================================

 The accompanying notes are an integral part of these consolidated financial statements.

SHORE FINANCIAL CORPORATION AND SUBSIDIARY
(FORMERLY SHORE BANK)

CONSOLIDATED STATEMENTS OF INCOME


                                                                   Six Months Ended
                                                                     December 31,                          Year Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                               1997                1996                 1997                1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Interest income
     Loans                                               $  3,370,342         $  3,130,993         $  6,405,440        $  6,107,230
     Investments                                              829,837              719,668            1,449,549             961,105
                                                        ----------------------------------------------------------------------------
         Total interest income                              4,200,179            3,850,661            7,854,989           7,068,335
                                                        ----------------------------------------------------------------------------

Interest expense
     Deposits                                               2,209,943            2,049,972            4,154,296           3,802,759
     FHLB advances                                              3,088               36,129               85,785              34,857
                                                       -----------------------------------------------------------------------------
         Total interest expense                             2,213,031            2,086,101            4,240,081           3,837,616
                                                       -----------------------------------------------------------------------------

Net interest income                                         1,987,148            1,764,560            3,614,908           3,230,719

Provision for loan losses                                      66,000               72,000              244,000             150,000
                                                        ----------------------------------------------------------------------------

Net interest income after
     provision for loan losses                              1,921,148            1,692,560            3,370,908           3,080,719
                                                        ----------------------------------------------------------------------------

Noninterest income
     Deposit account fees                                     239,454              222,192              444,606             337,655
     Loan fees                                                 53,200               51,819              100,244              94,446
     Other                                                     31,891               91,449              192,323              98,811
                                                       -----------------------------------------------------------------------------
         Total noninterest income                             324,545              365,460              737,173             530,912
                                                       -----------------------------------------------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                             595,795              483,692            1,061,843             851,034
     Occupancy and equipment                                  306,748              237,352              495,640             405,597
     Advertising                                               27,288               28,155               54,183              47,869
     Data processing                                          195,672              159,851              355,097             315,008
     Federal insurance premium                                 29,631              533,735              562,459             170,822
     Other                                                    203,288              116,719              257,408             281,714
                                                      ------------------------------------------------------------------------------
         Total noninterest expense                          1,358,422            1,559,504            2,786,630           2,072,044
                                                      ------------------------------------------------------------------------------

Income before income taxes                                    887,271              498,516            1,321,451           1,539,587

Income taxes                                                  327,000              183,000              376,000             568,000
                                                        ----------------------------------------------------------------------------

Net income                                              $     560,271     $        315,516     $        945,451    $        971,587
                                                        ============================================================================

Earnings per common share -
     basic and diluted                                  $         .33     $           0.23     $           0.69    $           0.71
                                                        ============================================================================





 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

SHORE FINANCIAL CORPORATION AND SUBSIDIARY
(FORMERLY SHORE BANK)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




-------------------------------------------------------------------------------

                                                                                                     Net Unrealized
                                                                                                     Gain (Loss) on
                                                    Common          Additional        Retained         Securities
                                                    Stock             Capital         Earnings     Available for Sale      Total
                                                 -------------  ------------------  ------------  -------------------- ------------

Balance, June 30, 1995                            $   450,117      $   560,257      $  5,523,420    $       -          $  6,533,794


Net income                                               -                -              971,587            -               971,587


Net unrealized loss on securities
     available for sale, net of taxes                    -                -                 -            (50,028)           (50,028)
                                                 -----------------------------------------------------------------------------------


Balance, June 30, 1996                                450,117          560,257         6,495,007         (50,028)         7,455,353


Net income                                               -                -              945,451            -               945,451


Net unrealized loss on securities
     available for sale, net of taxes                    -                -                 -            122,757            122,757


Common stock issued under
     Employee Stock Option Plan                         3,158           42,108              -               -                45,266
                                                 -----------------------------------------------------------------------------------


Balance, June 30, 1997                                453,275          602,365         7,440,458          72,729          8,568,827


Net income                                               -                -              560,271            -               560,271


Net unrealized gain on securities
     available for sale, net of taxes                    -                -                 -             97,389             97,389


Common stock issued under
     Shareholder Rights Offering, net
     of offering expenses of $35,000                   33,929          702,184              -               -               736,113


Common stock issued under
     Initial Public Offering, net of
     offering expenses of $343,000                    108,384        2,259,043              -               -             2,367,427
                                                 -----------------------------------------------------------------------------------


Balance, December 31, 1997                       $    595,588     $  3,563,592    $    8,000,729    $    170,118     $   12,330,027
                                                 ===================================================================================







 The accompanying notes are an integral part of these consolidated financial statements.


                                      F-6

SHORE FINANCIAL CORPORATION AND SUBSIDIARY
(FORMERLY SHORE BANK)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Months Ended
                                                                            December 31,                Year Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                        1997             1996           1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash flows from operating activities
     Net income                                                    $    560,271    $    315,516    $    945,451    $    971,587
     Adjustments to reconcile to net cash provided
         (used) by operating activities:
            Provision for loan losses                                    66,000          72,000         244,000         150,000
            Depreciation and amortization                               113,685          86,265         195,743         163,869
            Amortization of premium and accretion
                of discount on securities, net                           (4,290)        (16,150)        (17,860)        (89,479)
            (Gain) loss on sale of securities                              --            (1,556)         21,444           2,989
            (Gain) loss on sale of premises and
                equipment                                                11,723         (19,659)        (19,665)            573
            Change in net deferred loan fees                              5,463          11,036          25,007          10,065
            (Gain) loss on sale of real estate owned                       --            (8,062)         (9,062)          5,701
            Increase in other assets                                   (143,899)       (190,136)       (194,198)       (224,006)
            Decrease in other liabilities                              (320,448)       (513,716)       (236,003)       (289,914)
                                                                       --------------------------------------------------------
                Net cash provided (used) by operating activities        288,505        (264,462)        954,857         701,385
                                                                       --------------------------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                      (10,523,357)     (6,318,750)     (9,969,009)    (12,513,050)
     Proceeds from maturities and sales of
         available-for-sale securities                                5,090,106       1,538,285       5,061,933       5,546,029
     Purchase of held-to-maturity securities                               --              --          (465,000)     (5,602,888)
     Proceeds from maturities of held-to-maturity
         securities                                                   2,749,493          21,537         450,837       1,143,358
     Loan origination, net of repayments                                419,171      (4,051,404)     (6,095,156)     (2,706,526)
     Proceeds from sale of premises and equipment                        15,500            --            19,665           4,852
     Purchase of premises and equipment                                (428,270)        (73,859)       (245,327)       (328,988)
     Proceeds from sale of real estate owned                            184,746          34,709          42,417          29,961
                                                                     ----------------------------------------------------------
                Net cash used by investing activities                (2,492,611)     (8,849,482)    (11,199,640)    (14,427,252)
                                                                     ----------------------------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                  1,018,257         635,356       1,999,637       3,043,568
     Net increase (decrease) in time deposits                          (361,157)      2,574,039       6,403,061      10,585,452
     Proceeds from FHLB advances                                           --         9,700,000      22,000,000            --
     Repayments of FHLB advances                                       (700,000)     (6,100,000)    (21,700,000)           --
     Proceeds from the sale of common stock                           3,103,540          45,266          45,266            --
                                                                      ---------------------------------------------------------
                Net cash provided by financing activities             3,060,640       6,854,661       8,747,964      13,629,020
                                                                      ---------------------------------------------------------

Increase (decrease) in cash and cash equivalents                        856,534      (2,259,283)     (1,496,819)        (96,847)

Cash and cash equivalents, beginning of period                        3,334,017       4,830,836       4,830,836       4,927,683
                                                                      ---------------------------------------------------------

Cash and cash equivalents, end of period                           $  4,190,551    $  2,571,553    $  3,334,017    $  4,830,836
                                                                   ============================================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                      $  2,226,774    $  2,084,383    $  4,289,966    $  3,837,691
     Cash paid for income taxes                                    $    442,700    $    336,500    $    510,644    $    754,249


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate
         acquired through foreclosure                              $     10,811    $     85,603    $    582,400    $     43,483




 The accompanying notes are an integral part of these consolidated financial statements.


                                      F-7

SHORE FINANCIAL CORPORATION AND SUBSIDIARY
(FORMERLY SHORE BANK)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND JUNE 30, 1997
-------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND BUSINESS

     Shore Financial Corporation (the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. At December 31, 1997, the Company possessed no assets, liabilities, income and expenses. Accordingly, the Company did not present separate parat company financial statements as of that date. The business and management of the Company consists of the business and management of the Bank. The Bank is a federally chartered savings bank which began business in 1961 and is headquartered on the Eastern Shore in Onley, Virginia. The Bank operates six banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and the Salisbury/Wicomico County area in Maryland.

     During November 1997, the Bank received shareholder approval to consummate the reorganization of the Bank into the holding company form of organization (the "Reorganization"). Subsequent to December 31, 1997, the Bank received all necessary federal and state regulatory approvals for the Reorganization and , in connection therewith, the subsequent conversion of the Bank from a federally chartered savings bank to a Virginia chartered, Federal Reserve member, commercial bank.

     On August 20, 1997, the Bank completed a public offering of 328,435 shares of its common stock. The public offering price was $8.25 per share, resulting in approximately $2.37 million of net proceeds (after offering expenses) to the Bank. In conjunction with the public offering, the Bank also completed a subscription rights offering to its existing shareholders of record as of June 30, 1997. Under the rights offering, common shares totaling 102,815 were sold at $7.50 per share, resulting in approximately $736,000 in net proceeds to the Bank.




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change in Fiscal Year

     In conjunction with the Bank's conversion to a Virginia chartered, Federal Reserve member, commercial bank, the Company changed its fiscal year from June 30th to December 31st.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         (Notes continued on next page)

                                      F-8

         Investment Securities

         Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and discounts using the level yield method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below cost. Investments in debt and equity securities classified as trading, if any, are stated at fair value. Unrealized holding gains and losses for trading securities are included in the statement of income. The Bank held no such securities during the periods reported on in the financial statements. All other investment securities with readily determinable fair values are classified as available-for-sale. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported, net of tax effect, as a separate component of stockholders' equity until realized.

         Investment in Federal Home Loan Bank stock is reported at cost, as this security is restricted and does not have a readily determinable fair value.

         Gains and losses on the sale of securities are determined using the specific identification method. Other-than-temporary declines in the fair value of individual held-to-maturity and available- for-sale securities below their cost, if any, are included in earnings as realized losses.

         Loans Receivable

         Loans receivable consist primarily of long-term real estate loans secured by first deeds of trust on single family residences, other residential property, commercial property and land located primarily in an area known as the Eastern Shore of Virginia and Maryland.

         Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees (costs) and discounts.

         The Bank defers certain loan fees, net of direct loan origination costs, and the net deferred fees (costs) are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized fees (costs) on loans fully repaid or sold are recognized as income (expense) in the year of repayment or sale. Deferred fees (costs) on permanent adjustable-rate loans are amortized into income over the period necessary to adjust the yield on the loans to market rates using the level yield method.

         The Bank places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Bank becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, a specific reserve is established through a charge to expense for previously accrued but uncollected interest income. Thereafter, interest is recognized only as cash is received until the loan is brought current.







                         (Notes continued on next page)

         Valuation allowances for estimated losses on loans are provided on a specific and non-specific basis. Specific allowances are provided when an identified significant decline in value of a loan occurs. The non-specific valuation allowance incorporates a number of factors including historical loss experience, economic conditions, prevailing market conditions, management's assessment of credit risk considering loan classification categories and management's judgment. This general allowance has been established to provide reserves for estimated inherent losses resulting from lending activities. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses. Additions to the allowance are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate acquired in settlement of loans.

         Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures). The effect of adopting these new accounting standards was immaterial to the operating results of the Bank for the year ended June 30, 1996.

         Under the new accounting standard, a loan is considered to be impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's original effective interest rate.

         For impaired loans that are on nonaccrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a nonaccrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

         Real Estate Owned

         Real estate acquired through foreclosure is initially recorded at the lower of fair value or the loan balance at date of foreclosure. Property that is held for resale is carried at the lower of cost or fair value minus estimated selling costs. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

         Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated selling costs.






                         (Notes continued on next page)

         Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using declining balance and straight-line methods over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

                Buildings                        25 to 40 years
                Furniture and equipment           5 to 15 years
                Automobiles                             5 years

         SAIF Premium Disparity Assessment

         Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on Savings Association Insurance Fund ("SAIF") members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $447,000 in November, 1996 to capitalize the SAIF.

         Income Taxes

         Deferred income taxes payable represent the cumulative tax effect from temporary differences in the recognition of taxable or deductible amounts for income tax and financial reporting purposes.

         In computing Federal income taxes, savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income before such deduction or an amount based on a percentage of eligible loans. The applicable percentage of taxable income used for the bad debt deduction was 8% for the years ended June 30, 1996. Effective July 1, 1996, the percentage of taxable income method and the percentage of eligible loan method for determining the bad debt deduction are no longer available. At December 31, 1997, the cumulative bad debt reserve, upon which no taxes have been paid on tax returns, was approximately $1,280,000. Of this amount, $783,000 represents that portion of the cumulative bad debt reserve for which financial statement income taxes have not been provided, in accordance with SFAS No. 109, Accounting for Income Taxes.















                         (Notes continued on next page)

         The Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method of computing bad debt reserves, and required the recapture into taxable income of "excess reserves," on a taxable basis over the next six years. Excess reserves are defined in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Bank meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Bank during the year is not less than the Bank's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996. As of December 31, 1997, the Bank met the residential loan requirement.

         As a result of the Act, the Bank must recapture into taxable income, for tax return purposes only, approximately $497,000 ratably over the next six years, beginning with the year ending June 30, 1997. If the residential loan requirement exception is met, as discussed above, the income will be includable over the third through eighth years following the year ended June 30, 1997.

         Earnings Per Common Share

         The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, on December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes standards previously set in APB Opinion No. 15, Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement, and it requires a reconciliation of the numerator and denominator of the basic EPS computation with the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997. In accordance with the requirements of this Statement, all prior period EPS data have been restated to reflect the change in reporting requirements.

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Statement of Stockholders' Equity

         All financial and per share information presented in the financial statements has been adjusted to reflect the three-for-one stock split effected on June 10, 1997, and the two-for-one stock split effected in the form of a dividend on October 15, 1996.







                         (Notes continued on next page)

         Statement of Cash Flows

         For purposes of this presentation, cash equivalents include federal funds sold.

         Reclassifications

         Certain reclassifications of prior years information have been made to conform to the December 31, 1997 presentation.


NOTE 3 - INVESTMENT SECURITIES

         A summary of the amortized cost and estimated fair values of investment securities is as follows:


                                                                Gross              Gross              Estimated
                                            Amortized        Unrealized          Unrealized             Fair
December 31, 1997                             Cost              Gains              Losses              Value
                                         ---------------      --------------     ---------------     ----------
Held to Maturity
    United States government
       and agency obligations            $  4,197,613       $  8,283          $  (14,073)        $   4,191,823
    Tax-exempt municipal bonds                725,000            -                  -                  725,000
    Mortgage-backed securities                309,974            -                (7,752)              302,222
                                           ----------         --------           ----------         ----------
                                            5,232,587          8,283             (21,825)            5,219,045
                                           ------------       --------           -----------        -----------

Available for Sale
    United States government
       and agency obligations              17,535,266         47,288              (5,579)           17,576,975
    Va. State Housing Authority
       bonds                                1,000,000         20,600                -                1,020,600
    Tax exempt municipal bonds                126,177            -                  (114)              126,063
    Adjustable Rate Mortgage
       Fund                                 1,174,858          1,282                -                1,176,140
    Mortgage-backed securities                284,827            -                  (302)              284,525
    Marketable equity securities -
       Federal Home Loan
           Mortgage Corporation
           Common stock                         4,113        172,036                -                  176,149
       Travelers preferred
           stock                              500,000         12,500                -                  512,500
       Other equity securities                135,919         21,081                -                  157,000
                                            ----------       ---------          ---------         ------------
                                           20,761,160        274,787              (5,995)           21,029,952
                                           -------------     ---------          ----------        -------------

                                         $  25,993,747     $ 283,070           $  (27,820)        $  26,248,997
                                           =============   ==========          ===========        =============





                         (Notes continued on next page)



                                                                    Gross              Gross           Estimated
                                              Amortized        Unrealized         Unrealized                Fair
                                                   Cost             Gains             Losses               Value
                                              ---------        ----------         ----------           ---------
June 30, 1997
Held to Maturity
    United States government
       and agency obligations              $  5,595,769        $  7,893           $  (65,128)         $  5,538,534
    Tax-exempt municipal bonds                2,039,000             210                  -               2,039,210
    Mortgage-backed securities                  340,239             -                (15,643)              324,596
                                           ----------           --------           -----------          ----------
                                              7,975,008            8,103             (80,771)            7,902,340
                                           ------------         --------           -----------          ----------
Available for Sale
    United States government
       and agency obligations                12,137,796           16,476             (60,085)           12,094,187
    Tax exempt municipal bonds                1,000,000              -                   -               1,000,000
    Adjustable Rate Mortgage
       Fund                                   1,140,092            1,305                 -               1,141,397
    Mortgage-backed securities                  343,733            1,205                 -                 344,938
    Marketable equity securities-
       Federal Home Loan
           Mortgage Corporation
           stock:
           Preferred                            568,750              -                   -                 568,750
           Common                                 4,112          142,888                 -                 147,000
       Other equity securities                  135,919           12,706                 -                 148,625
                                             -----------        ---------           --------            ----------
                                              15,330,402         174,580             (60,085)           15,444,897
                                             -----------      ----------         -----------            ----------

                                           $  23,305,410      $  182,683         $  (140,856)        $  23,347,237
                                           =============      ==========         ============         =============







                         (Notes continued on next page)

           The amortized cost and estimated fair value of securities at December 31, 1997 by contractual maturity, are shown below:


                                                                                 Amortized           Estimated
                                                                                   Cost              Fair Value
Held to Maturity
           Due in one year or less                                           $      699,461       $    697,000
           Due after one year through five years                                  2,996,090          2,995,273
           Due after five years through ten years                                   667,062            664,550
           Due after ten years                                                      560,000            560,000
           Mortgage-backed securities                                               309,974            302,222
                                                                               ------------       ------------

                                                                             $    5,232,587     $    5,219,045
                                                                             ==============     ==============



                                                                                  Amortized          Estimated
                                                                                  Cost               Fair Value

Available for Sale
           Due in one year or less                                           $    6,747,965     $    6,751,618
           Due after one year through five years                                  9,917,876          9,951,322
           Due after five years through ten years                                   495,603            500,100
           Due after ten years                                                      500,000            500,000
           Adjustable Rate Mortgage Fund                                          1,174,858          1,176,140
           Mortgage-backed securities                                               284,827            284,524
           Federal Home Loan Mortgage
                Corporation Common Stock                                              4,112            176,148
           Travelers preferred stock                                                500,000            512,500
           Va. State Housing Authority bonds                                      1,000,000          1,020,600
           Other equity securities                                                  135,919            157,000
                                                                                -----------       ------------

                                                                             $   20,761,160    $    21,029,952
                                                                             ==============    ===============

           At December 31, 1997 and June 30, 1997, investment securities with a carrying value of approximately $299,000 were pledged as collateral for public deposits.


                         (Notes continued on next page)

NOTE 4 - LOANS RECEIVABLE

           Loans receivable are summarized below:

                                                                                December 31,        June 30,
                                                                                   1997               1997
                                                                                ------------        --------
Real estate loans:
           Conventional mortgage:
                Secured by one-to-four family
                   residences                                                $    48,049,713    $    48,563,316
                Secured by multi-family
                    residences                                                     1,166,011          1,597,547
                Non-residential and land                                          10,916,543         10,254,997
                Short-term construction                                            1,617,587          2,904,772
           Home equity lines of credit                                             5,282,846          4,547,233
           Consumer loans                                                          4,130,757          4,266,024
           Commercial loans:
                Secured                                                            1,851,003          1,617,056
                Unsecured                                                          1,318,036          1,599,287
                                                                              --------------     --------------
Total loans                                                                       74,332,496         75,350,232
                                                                              --------------     --------------
Less:
           Loans in process                                                         660,000           1,208,614
           Deferred loan fees (costs), net                                           12,098               6,635
           Allowance for loan losses                                                770,491             743,518
                                                                              --------------     --------------

                                                                             $    72,889,907    $    73,391,465
                                                                             ===============    ===============

           The allowance for loan losses is summarized below:


                                                    December 31,                            June 30,
                                            -----------------------------------------------------------------------
                                                   1997               1996                1997             1996
                                            --------------     ---------------     --------------      ------------
                                                                          (Unaudited)
Balance at beginning of period              $     743,518      $     673,851      $     673,851      $     555,693
Provision charged to expense                       66,000             72,000            244,000            150,000
Recoveries(losses) charged to the
     allowance, net                               (39,027)           (43,459)           (174,333)          (31,842)
                                            --------------     --------------     ---------------    --------------

Balance at end of period                    $     770,491      $     702,392      $      743,518      $    673,851
                                            =============      =============      ===============    ==============

           Impaired loans, as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, were $313,000 and $0 at December 31, 1997 and June 30, 1997, respectively. There was no specific allowance provided with respect to these impaired loans. For the six months ended December 31, 1997 and the year ended June 30, 1997, the average recorded investment in impaired loans was $261,000 and $250,000, respectively, and interest income recognized on impaired loans was $13,041 and $18,628, respectively.





                         (Notes continued on next page)

NOTE 5 - PREMISES AND EQUIPMENT

        Premises and equipment are summarized below:


                                                                           December 31,          June 30,
                                                                               1997                1997

                                                                          ------------       ------------
Land                                                                      $    415,596         $  415,596
Buildings                                                                    1,772,848          1,596,529
Furniture and fixtures                                                         825,493            668,401
Computer equipment                                                             474,879            416,779
Automobiles                                                                     79,791             82,046
Construction in process                                                            959              8,925
                                                                          ------------       ------------
                                                                             3,569,566          3,188,276
Less - accumulated depreciation                                              1,149,109          1,059,435
                                                                          ------------       ------------

                                                                          $  2,420,457       $  2,128,841
                                                                          ============       ============

        Depreciation expense was $111,797, $84,377 (unaudited), $191,835 and $159,961 for the respective periods ended December 31, 1997 and 1996, and the years ended June 30, 1997 and 1996.


NOTE 6 - DEPOSITS

        Deposits accounts are summarized below:


                                                                              December 31,         June 30,
                                                                                  1997               1997
                                                                             --------------     --------------
Demand deposits
        Savings accounts                                                     $   8,908,242     $    9,212,432
        NOW accounts                                                            13,971,888         12,361,089
        Money market deposit accounts                                            3,112,747          3,401,099
                                                                             --------------     --------------
                Total                                                           25,992,877         24,974,620
Time deposits                                                                   69,220,563         69,581,720
                                                                             ---------------    ---------------

                                                                             $  95,213,440      $  94,556,340
                                                                             ===============    ===============



                         (Notes continued on next page)

           The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $9,919,000 and $8,800,000 at December 31, 1997 and June 30, 1997, respectively.

           Time deposits mature as follows:


December 31, 1997
Within one year                             $    46,516,117
One to two years                                  5,639,517
More than two years                              17,064,929
                                            ---------------

                                            $    69,220,563
                                            ===============


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Bank's financial instruments as of December 31, 1997 and June 30, 1997, are as follows:



                                                                              Carrying             Fair
December 31, 1997                                                              Amount             Value
                                                                              --------            -----
                                                                                    (in thousands)
Financial assets
         Cash and short-term investments                                   $       4,191      $       4,191
         Securities                                                        $      26,263      $      26,249
         Loans, net of allowance for loan
                losses                                                     $      72,890      $      74,440
Financial liabilities
         Deposits                                                          $      95,213      $      95,758
         Advances from Federal Home
                Loan Bank                                                  $          75      $          75
Unrecognized financial instruments
         Commitments to extend credit                                            N/A                N/A



                         (Notes continued on next page)



                                                                              Carrying              Fair
June 30, 1997                                                                  Amount               Value
                                                                              --------              -----
                                                                                  (in thousands)
Financial assets
         Cash and short-term investments                                   $       3,334      $       3,334
         Securities                                                        $      23,420      $      23,347
         Loans, net of allowance for loan
                losses                                                     $      73,391      $      75,231
Financial liabilities
         Deposits                                                          $      94,556      $      92,351
         Advances from Federal Home
                Loan Bank                                                  $         775      $         744
Unrecognized financial instruments
         Commitments to extend credit                                            N/A                N/A



         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         Cash and short-term investments

         For cash and short-term investments, the carrying amount is a reasonable estimate of fair value.

         Securities

         Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loan receivables

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans, such as the borrower's creditworthiness and compensating balances, and dissimilar types of real estate held as collateral.

         Deposit liabilities

         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

                         (Notes continued on next page)

         Advances from Federal Home Loan Bank

         Primarily all advances from Federal Home Loan Bank are due within approximately ninety days from the balance sheet date. Therefore, the carrying amount approximates fair value.

         Commitments to extend credit

         It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, due to the lack of cost-effective reliable measurement methods for these instruments.


NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

         Borrowings ("advances") from the Federal Home Loan Bank ("FHLB") are scheduled to mature as follows:



                                        December 31,         June 30,
                                            1997               1997
                                        ------------         --------
Within one year                      $      -           $     700,000
One to two years                            -                  -
More than two years                         75,000             75,000
                                     -------------      -------------

                                     $      75,000      $     775,000
                                     =============      =============

         The weighted average interest rate on advances was 3.00% and 6.14% at December 31, 1997 and June 30, 1997, respectively. These advances are collateralized by the Bank's investment in FHLB stock and qualifying real estate loans with a principal balance of approximately $1,500,000, and government agency securities with a fair value of approximately $3,500,000 held under a specific collateral agreement. As a member of the FHLB, the Bank has borrowing capacity to $9,000,000.


                         (Notes continued on next page)

NOTE 9 - OTHER NONINTEREST INCOME AND EXPENSE



                                                  Six Months Ended
                                                    December 31,                      Year Ended June 30,
                                        ------------------------------------------------------------------
                                              1997               1996              1997               1996
                                        ----------------   ----------------- ----------------     ---------
                                                                      (Unaudited)
Other noninterest income
   FHLB stock dividend                  $    21,101        $    21,122       $    42,000        $    42,180
   Credit life commissions                    4,242              8,876            14,644             11,576
   Income from real estate held for
      investment                              2,434              6,202            11,648             10,787
   Safe deposit box rental                    4,376              3,738             7,078              6,052
   REO property expense                      (3,977)            (6,627)          (13,693)            (5,497)
   Gain (loss) on sale of fixed assets      (11,723)            19,659            19,665               (573)
   Gain (loss) on sale of real estate
      owned                                   -                  8,143             9,062             (5,701)
   Gain on sale of real estate held
      for investment                          -                  -                77,865               -
   Gain (loss) on sale of investments         -                  1,556           (21,445)              -
   Miscellaneous fees and
     commissions                             15,438             28,780            45,499             39,987
                                           --------            --------          --------           --------

                                           $  31,891     $      91,449    $      192,323    $        98,811
                                           =========           =========         ========           ========

Other noninterest expense
   Education and seminars                  $  6,064      $       9,507     $      17,584     $       13,464
   Personnel costs                           15,442             20,845            32,422             21,803
   Travel                                     6,663              8,021            20,834              9,459
   Courier cost                               5,526              6,086            11,440             13,501
   Legal and professional fees               92,863             22,297            53,137             70,697
   OTS supervisory fees                      16,360             15,070            30,869             26,794
   Loan costs                                22,083             17,182            29,899             60,503
   ATM fees                                   6,294              8,712            17,482             15,494
   Insurance                                  7,979              8,151            15,602             13,988
   Bank service charges                      14,501             14,367            28,586             23,592
   Deposit account write-offs
     (recoveries)                             8,486            (12,443)           (7,303)            20,467
   Miscellaneous                              1,027             (1,076)            6,856             (8,048)
                                            -------            ---------          -------            -------

                                           $203,288    $       116,719   $       257,408    $       281,714
                                           =========          ==========         ========           =========












                         (Notes continued on next page)

NOTE 10 - INCOME TAXES

           The provision for income taxes is summarized below:


                                   Six Months Ended
                                     December 31,                       Year Ended June 30,
                       --------------------------------------------------------------------------
                                  1997              1996              1997               1996
                            ---------------     ------------      ------------        -----------
                                        (Unaudited)
Current
        Federal              $    349,000       $    170,000      $    448,000       $    513,000
        State                      29,000             13,000           (59,000)            55,000
                             -----------        -----------       -------------       -----------
                                  378,000            183,000           389,000            568,000
                             ------------       ------------      ------------       ------------
Deferred
        Federal                   (67,000)           (10,000)          (52,000)            -
        State                      16,000             10,000            39,000             -
                             -----------        -----------       -----------        ------------
                                  (51,000)           -                 (13,000)            -
                             -------------      ----------        -------------      ------------
Total
        Federal                   282,000            160,000           396,000            513,000
        State                      45,000             23,000           (20,000)            55,000
                             -----------        -----------       -------------       -----------

                             $    327,000       $    183,000      $    376,000       $    568,000
                             ============       ============      ============       ============


                                                  December 31,        June 30,
                                                     1997               1997
                                                  ------------        --------
Deferred tax liability
           FHLB stock                           $     70,020        $    78,175
           Depreciation                              134,864            129,338
           Unrealized gain on securities
                available for sale                    98,672             41,748
           Other                                       8,656              -
                                                  ----------       ------------
Total deferred tax liability                         312,212            249,261
                                                  ----------       ------------
Deferred tax asset
           Bad debts and other provisions            194,714            153,216
           Contribution carryover                     14,280             -
                                                -----------        ------------
Total deferred tax asset                             208,994            153,216
                                                ------------       ------------

Net deferred tax liability                      $    103,218        $    96,045
                                                ============        ===========


                         (Notes continued on next page)

           The differences between expected federal and state income taxes at statutory rates to actual income tax expense are summarized as follows:



                                                 Six Months Ended
                                                   December 31,                       Year Ended June 30,
                                                   ------------                       -------------------
                                                    1997               1996              1997               1996
                                                ------------     ---------------   --------------     -------------
                                                                             (Unaudited)
Federal income tax
    expense - at
    statutory rate                          $      301,672     $      169,495    $      449,293     $      523,460
State income tax
    expense - at
    statutory rates, net
    of federal tax effect                           35,136             19,741            52,330             60,968
Tax effect of:
    Tax exempt
       interest income                             (19,469)           (13,474)          (20,860)           (11,594)
    Dividends received
       deduction                                    (4,092)            (6,177)          (12,260)            (4,522)
    U.S. obligation
       interest income                             (33,344)           (22,298)          (41,024)           (25,199)
Nondeductible reorganization
    expense                                         23,156             -                 -                  -
Other, net                                          24,036             35,549           (51,479)            24,887
                                                  ---------          ---------         -----------        ---------

                                                 $  327,000         $ 183,000        $  376,000         $  568,000
                                                  ==========         ==========        ==========         ==========


NOTE 11 - STOCKHOLDERS' EQUITY

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.




                         (Notes continued on next page)

        Savings institutions also must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 3.0% of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets. Except for net unrealized gains on securities available for sale, regulatory capital as of December 31, 1997 and June 30, 1997, as defined by OTS regulation, does not significantly differ from stockholders' equity, as presented in the financial statements.

        As of June 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are presented in the table.


                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                    -------------------------------------------------------------------------------
                                        Amount        Ratio        Amount       Ratio       Amount        Ratio
                                        ------        -----        ------       -----       ------        -----
As of December 31, 1997:                                            (in thousands)
   Total Capital
   (to Risk-Weighted Assets)           $ 12,694      21.60%       $ 4,682       8.00%      $ 5,852        10.00%
   Tier 1 Capital
   (to Risk-Weighted Assets)           $ 12,117      20.70%       $ 2,341       4.00%      $ 3,511        6.00%
   Tier 1 Capital
   (to Average Assets)                 $ 12,117      11.39%       $ 4,255       4.00%      $ 5,318        5.00%

As of June 30, 1997:
   Total Capital
   (to Risk-Weighted Assets)           $ 9,012       15.53%       $ 4,643       8.00%      $ 5,804        10.00%
   Tier 1 Capital
   (to Risk-Weighted Assets)           $ 8,449       14.56%       $ 2,321       4.00%      $ 3,482        6.00%
   Tier 1 Capital
   (to Average Assets)                 $ 8,449         8.46%      $ 3,992       4.00%      $ 4,991        5.00%



                         (Notes continued on next page)

        The following table presents the Bank's regulatory capital levels relative to the OTS requirements applicable at that date:



    December 31,                     Amount           Percent             Actual             Actual             Excess
        1997                         Required         Required            Amount             Percent            Amount
                                --------------   ---------------     --------------     ---------------    -----------
Tangible capital                $    1,627,000        1.50%          $    12,117,000         11.10%        $   10,490,000
Core capital                         3,256,000        3.00%               12,117,000         11.10%             8,861,000
Risk-based capital                   4,682,000        8.00%               12,694,000         21.60%             8,012,000


                                     Amount            Percent            Actual                Actual          Excess
June 30, 1997                        Required          Required           Amount                Percent         Amount
                                --------------    ---------------    --------------     ------------------ -----------

Tangible capital                $    1,585,000         1.50%         $    8,449,000          8.00%         $    6,864,000
Core capital                         3,169,000         3.00%              8,449,000          8.00%              5,280,000
Risk-based capital                   4,643,000         8.00%              9,012,000          15.53%             4,369,000


           The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect thereof would cause the net worth of the Bank to be reduced below the net worth requirement imposed by federal regulations.


NOTE 12 - EMPLOYEE BENEFIT PLANS

           Profit Sharing Plan

           The Bank's Profit Sharing Plan Trust (the "Plan") was implemented effective July 1, 1991. The Plan provides for retirement, death and disability benefits. An employee becomes eligible for participation after completion of one year of service, and becomes a member of the Plan on the earliest of January 1 or July 1 occurring on or after qualification.

           Employees may elect to defer 2%-10% of their compensation, with the Bank making matching contributions equal to 100% of the first 3% of compensation deferred, and 50% of the next 3%. Matching contributions made by the Bank under the Plan totalled approximately $14,300 and $12,500 for the six months ended December 31, 1997 and 1996 (unaudited), respectively and $23,900 and $18,500 for the years ended June 30, 1997 and 1996, respectively. The Bank may also elect to make discretionary contributions to the Plan; $40,000 and $35,000 of such contributions were made during the years ended June 30, 1997 and 1996, respectively. No such contributions were made during the six months ended December 31, 1997 and 1996 (unaudited).

                         (Notes continued on next page)

           Stock Option Plan

           At December 31, 1997, the Bank has fixed stock compensation plans for its employees. The Bank applies Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported in the primary financial statements.

           On December 21, 1992, the Board of Directors approved the Shore Bank Stock Option Plan (the "Stock Option Plan"). Pursuant to the Stock Option Plan, 90,000 shares of the Bank's common stock may be used as options and awards to employees. Options granted under the Stock Option Plan may be incentive, as defined by the Internal Revenue Code and related rules and regulations, or non-incentive stock options. In the case of an incentive stock option, the exercise price for the purchase of shares at the date of grant must be at least equal to the market value of the shares covered by the incentive stock option on the date of grant. The exercise price per share subject to a non-incentive stock option shall be at a price as determined by the Board of Directors, provided that such price shall not be less than 50% of the fair market value of the shares covered by the non-incentive stock option on the date of grant. The term of all options and the period in which options are exercisable is determined at the discretion of the Board of Directors. The following table represents options outstanding under the Stock Option Plan:


                                Six Months Ended
                                  December 31,              Year Ended June 30,
                                     1997                         1997                           1996
                          ----------------------------    ----------------------       ----------------------
                                            Weighted -                Weighted -                    Weighted-
                                             Average                    Average                       Average
                                            Exercise                   Exercise                      Exercise
                           Options           Price        Options       Price          Options        Price
                          --------         ----------     -------     ----------       -------      ----------
Outstanding -
     beginning of year      30,000        $      4.51      30,000   $      4.51           18,000     $     4.51
Granted                     10,000               8.25       9,570          4.73           12,000           4.51
Exercised                   -                    -          9,570          4.73           -                  -
Forfeited                   -                    -             -            -             -                  -
                         ---------         ----------    --------   -----------    -------------     ----------
Outstanding -
    end of year             40,000        $      5.44      30,000   $      4.51           30,000     $     4.51
                        ==========        ===========    ========   ===========    =============     ==========
Exercisable
    end of year             40,000        $      5.44      30,000   $      4.51           30,000     $     4.51
                        ==========        ===========    ========   ===========    =============     ==========


                         (Notes continued on next page)

NOTE 13 - RELATED PARTY TRANSACTIONS

           In the normal course of business, the Bank makes loans to directors, officers and other related parties. Such loans are made on substantially the same terms as those prevailing at the time for comparable transactions with other borrowers, except that the interest rate is reduced by a stated amount for primary residence loans for employees, as long as such person remains employed by the Bank. A summary of related party loan activity for the periods indicated is as follows:


                Balance, June 30, 1996            $    1,585,000
                Originations                             535,000
                Repayments                              (479,000)
                                                   --------------


                Balance, June 30, 1997                 1,641,000
                Originations                             312,000
                Repayments                              (443,000)
                                                   --------------

                Balance, December 31, 1997        $    1,510,000
                                                  ==============


NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OTHER RELATED
                PARTY TRANSACTIONS

           The Bank has a lease agreement with a related party with respect to a lot at Four Corners Plaza, Onley, Virginia, for $1,200 per month for twelve years with four five-year renewals. Each renewal will be at the option of the Bank and the leases will be based on the previous lease rate, after being adjusted for changes in the consumer price index. The OTS has reviewed and approved this lease agreement.

           In August 1997, the Bank entered into a lease agreement with a Maryland general partnership, of which a related party is a general partner, providing for the use of commercial office space to facilitate the Bank's new Salisbury, Maryland bank location. The lease term began in September 1, 1997 and expires in August, 2002. The agreement provides for three five-year renewal periods at the Bank's option. Monthly lease amounts during the term of the lease are $2,250 and range from $2,643 to $3,650 monthly during the renewal periods, if executed.

           Minimum future rental payments for these operating leases are as follows:

           Period Ending December 31,
                   1998                            $        41,400
                   1999                            $        33,000
                   2000                            $        27,000
                   2001                            $        27,000
                   2002                            $        18,000

           Rental expense under these operating leases was $16,200 and $7,200 for the six months ended December 31, 1997 and 1996 (unaudited), respectively and $14,400 for the years ended June 30, 1997 and 1996.




                         (Notes continued on next page)

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OTHER RELATED
                PARTY TRANSACTIONS (Continued)

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include single family residences, other residential property, commercial property and land. At December 31, 1997 and June 30, 1997, the Bank had outstanding commitments to originate loans with variable interest rates of approximately $3,148,000 and $1,964,000, respectively. In addition, unused lines of credit amounted to approximately $6,355,000 and $5,299,000 at December 31, 1997 and June 30, 1997,
respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

           In the normal course of business, the Bank has entered into an employment agreement with an executive officer. The employment agreement may be terminated by the Board of Directors at any time. If the executive officer is terminated without cause (as defined in the agreement), the executive officer is entitled to base salary and benefits for a period of one year from the date of termination.

           During January 1997, the Bank renewed its agreement with a service company whereby the latter would furnish data processing services to the Bank for an additional 60 months. The arrangement is similar to the previous agreement and to those entered into by other entities in the financial institution industry and the costs represent normal operating costs to the Bank.


NOTE 15 - EARNINGS PER SHARE RECONCILIATION

           The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                        Six Months Ended                        Year Ended
                                                          December 31,                           June 30,
                                                         --------------                         ---------
                                                   1997                1996               1997             1996
                                               --------------      --------------     --------------   ---------
                                                                 (Unaudited)
Net income (numerator, basic and
     diluted)                                 $     560,271       $     315,516      $     945,451    $     971,587
Weighted average shares out-
     standing (denominator)                       1,687,625           1,365,604          1,369,550        1,363,992
                                              --------------      --------------     --------------   ---------------

Earnings per common share-basic               $     0.33          $     0.23         $     0.69       $     0.71
                                              ==============      ==============     ==============   ==========


                         (Notes continued on next page)



                                                              Six Months Ended                        Year Ended
                                                                December 31,                           June 30,
                                                     ---------------------------------     --------------------------
                                                         1997                1996               1997             1996
                                                    --------------      --------------     --------------   ---------
                                                                 (Unaudited)
Effect of dilutive securities:

Weighted average shares
     outstanding                                    1,687,625           1,365,604          1,369,550        1,363,992
Effect of stock options                                19,350               5,882              6,892            3,443
                                                 ------------          -----------        -----------      -----------
Diluted average shares out-
     standing (denominator)                         1,706,975           1,371,486          1,376,442        1,367,435
                                                 ------------          ----------         -----------      -----------

Earnings per common share-
     assuming dilution                              $    0.33           $    0.23          $    0.69        $    0.71
                                                 =================     ===============   =============     ===========



                                    * * * * *