Form 10QSB
period 1998-03-31
SHORE FINANCIAL CORP
filed 1998-05-15
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
               For the quarterly period ended March 31, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


            Virginia                                       54-1873994
  (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification Number)

      25253 Lankford Highway                                 23418
        Onley, Virginia                                    (Zip Code)
     (Address of Principal
       Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Number of shares of Common Stock outstanding as of May 14, 1998:  1,810,812

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets as of March 31, 1998 and
        December 31, 1997

        Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

        Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1998

        Notes to Unaudited Consolidated Financial Statements

 Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations

        Results of Operations

        Financial Condition

        Asset Quality

        Liquidity and Capital Resources

        Interest Sensitivity

        Year 2000 Project

                           PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                             March 31,    December 31,
                                                                               1998           1997
 ------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                 ASSETS

 Cash (including interest - earning deposits of
 approximately $3,643,000 and $1,841,000, respectively)                   $  5,826,852   $  4,190,551

 Investment securities:

      Held to maturity (fair value of                                        3,990,588      5,232,587
      $3,979,000 and $5,219,000, respectively)

      Available for sale (amortized cost                                    23,115,242     21,029,952
      of $22,828,000 and $20,761,000,
      respectively)

 Investment in Federal Home Loan Bank                                          580,500        580,500
   stock at, cost

 Loans receivable, net                                                      74,362,935     72,889,907

 Premises and equipment, net                                                 2,471,685      2,420,457

 Real estate owned                                                             442,131        445,912

 Accrued interest receivable                                                   861,973        915,271

 Prepaid expenses and other assets                                             402,535        387,377
                                                                          ----------------------------
                                                                          $112,054,441   $108,092,514
                                                                          ============================

                   LIABILITIES AND STOCKHOLDERS' EQUITY


 Deposits                                                                 $ 98,651,693   $ 95,213,440

 Advances from Federal Home Loan Bank                                           73,853         75,000

 Advance payments by borrowers for taxes
      and insurance                                                            350,291        215,029
 Accrued expenses and other liabilities                                        330,929        259,018
                                                                          ----------------------------
           Total liabilities                                                99,406,766     95,762,487
                                                                          ----------------------------

 Stockholders' equity
      Preferred stock, par value $1 per                                            -            -
         share, 500,000 shares authorized;
         none issued and outstanding

      Common stock, par value $.33 per                                         595,588        595,588
         share, 5,000,000 shares authorized;
         1,804,812 shares issued and outstanding

      Additional capital                                                     3,563,592      3,563,592

      Retained earnings, substantially restricted                            8,307,139      8,000,729

      Accumulated other                                                        181,356        170,118
         comprehensive income                                             ----------------------------

           Total stockholders' equity                                       12,647,675     12,330,027
                                                                          ----------------------------
                                                                          $112,054,441   $108,092,514
                                                                          ============================

   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

 Three Months Ended March 31,                                                   1998                   1997
 -------------------------------------------------------------------------------------------------------------------
 Interest income
 Loans                                                                  $          1,673,161   $          1,600,715
 Investments                                                                         424,536                363,923
                                                                        --------------------------------------------
 Total interest income                                                             2,097,697              1,964,638
                                                                        --------------------------------------------

 Interest expense
 Deposits                                                                          1,072,595              1,038,839
 FHLB advances                                                                           546                 28,038
                                                                        --------------------------------------------
 Total interest expense                                                            1,073,141              1,066,877
                                                                        --------------------------------------------

 Net interest income                                                               1,024,556                897,761

 Provision for loan losses                                                            36,300                 36,000
                                                                        --------------------------------------------

 Net interest income after
 provision for loan losses                                                           988,256                861,761
                                                                        --------------------------------------------

 Noninterest income
 Deposit account fees                                                                117,268                108,251
 Loan fees                                                                            32,185                 20,314
 Other                                                                                56,510                 32,117
                                                                        --------------------------------------------
 Total noninterest income                                                            205,963                160,682
                                                                        --------------------------------------------

 Noninterest expense
 Compensation and employee benefits                                                  324,532                266,323
 Occupancy and equipment                                                             159,237                129,424
 Advertising                                                                          15,664                 11,304
 Data processing                                                                     139,068                 90,477
 Federal insurance premium                                                            15,212                 14,158
 Other                                                                                54,142                 62,654
                                                                        --------------------------------------------
 Total noninterest expense                                                           707,855                574,340
                                                                        --------------------------------------------

 Income before income taxes                                                          486,364                448,103

 Income taxes                                                                        179,954                170,279
                                                                        --------------------------------------------

 Net income                                                             $            306,410   $            277,824
                                                                        ============================================


 Earnings per common share - basic and diluted                          $               0.17   $               0.20
                                                                        ============================================




   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                  (UNAUDITED)

 Three Months Ended
 March 31, 1998

                              Common Stock    Additional        Retained        Accumulated          Total
                                                Capital         Earnings           Other
                                                                               Comprehensive
                                                                                  Income
                              ------------- ---------------- --------------- ------------------ -----------------
 Balance, December 31, 1997   $    595,588  $     3,563,592  $    8,000,729  $         170,118  $     12,330,027


 Comprehensive income                    -                -         306,410             11,238           317,648
                              -----------------------------------------------------------------------------------


 Balance, March 31, 1998      $    595,588  $     3,563,592  $    8,307,139  $         181,356  $     12,647,675
                              ===================================================================================


   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

 Three Months Ended March 31,                                                     1998                 1997
 ------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net income                                                                $          306,410   $          277,824
 Adjustments to reconcile to net cash provided by operating
 activities:
 Provision for loan losses                                                             36,300               36,000
 Depreciation and amortization                                                         68,966               50,280
 Amortization of premium and accretion of discount on                                    (669)              (1,610)
 securities, net
 (Gain) loss on sale of securities                                                    (27,676)                   -
 (Gain) loss on sale of premises and equipment                                          1,146                    -
 Change in net deferred loan fees                                                     (32,753)              13,298
 (Gain) loss on sale of real estate owned                                               2,450                    -
 Decrease in other assets                                                              36,012               86,014
 Increase in other liabilities                                                        200,572              299,278
                                                                           ----------------------------------------
 Net cash provided by operating activities                                            590,758              761,084
                                                                           ----------------------------------------

 Cash flows from investing activities
 Purchase of available-for-sale securities                                         (5,182,609)          (2,023,247)
 Proceeds from maturities and sales of available-for-sale                           3,885,502            2,200,000
 securities
 Proceeds from maturities of held-to-maturity securities                              500,000                    -
 Loan origination, net of repayments                                               (1,476,575)            (926,331)
 Proceeds from sale of premises and equipment                                           1,844                    -
 Purchase of premises and equipment                                                  (121,056)             (63,700)
 Proceeds from sale of real estate owned                                                1,331               60,000
 Improvements on foreclosed real estate                                                     -               (1,747)
                                                                           ----------------------------------------
 Net cash used by investing activities                                             (2,391,563)            (755,025)
                                                                           ----------------------------------------

 Cash flows from financing activities
 Net increase (decrease) in demand deposits                                         3,161,691              (11,781)
 Net increase in time deposits                                                        276,562            2,614,892
 Proceeds from FHLB advances                                                                -            4,800,000
 Repayments of FHLB advances                                                          (1,147)           (7,800,000)
                                                                           ----------------------------------------
 Net cash provided by financing activities                                          3,437,106             (396,889)
                                                                           ----------------------------------------

 Increase (decrease) in cash and cash equivalents                                   1,636,301             (390,830)

 Cash and cash equivalents, beginning of period                                     4,190,551            4,927,683
                                                                           ----------------------------------------

 Cash and cash equivalents, end of period                                  $        5,826,852   $        4,536,853
                                                                           ========================================


 Supplemental disclosure of cash flow information

 Cash paid during the period for interest                                  $        1,038,867   $        1,066,137
 Cash paid for income taxes                                                $          190,114   $           47,444


 Supplemental schedule of non-cash investing and financing activities

 Transfers from loans to real estate acquired through                      $                -   $           60,098
 foreclosure


   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Shore Financial Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KTSB for the year ended December 31, 1997.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. In February and March 1998, the Bank received all necessary federal and state regulatory approvals to consummate the reorganization of the Bank into the holding company form of organization (the "Reorganization") and, in connection therewith, the subsequent conversion of the Bank from a federally chartered savings bank to a Virginia chartered, Federal Reserve member, commercial bank. On March 16, 1998, the Bank effected the Reorganization and on April 1, 1998 the Bank completed the charter conversion.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months March 31, 1998 and 1997.

                                                              1998                  1997
                                                         ----------------       ----------
         Net income (numerator, basic and diluted)      $   306,410            $   277,824
         Weighted average shares outstanding
              (denominator)                               1,804,812              1,373,561
                                                          ---------             ----------

         Earnings per common share - basic              $      0.17            $      0.20
                                                         ==========             ==========
         Effect of dilutive securities:
         Weighted average shares outstanding              1,804,812              1,373,561
         Effect of stock options                             20,640                  6,951
                                                         ----------             -----------
         Diluted average shares outstanding
              (denominator)                               1,825,452              1,380,512
                                                          ---------             -----------
       Earnings per common share -                      $      0.17             $     0.20
              assuming dilution                           ==========            ===========


NOTE 4 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Financial  Accounting  Standards Board
(FASB) Statement No. 130, Reporting Comprehensive Income. FASB No. 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of FASB No. 130 did not have a material impact on the Company. All of the Company's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.

Total comprehensive income consists of the following for the three months ended March 31, 1998:

                  Net income                                  $ 306,410
                  Net unrealized gains on available-
                         for-sale securities                     11,238
                                                              ---------

                  Total comprehensive income                  $ 317,648
                                                              =========

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income for the three months ended March 31, 1998.


                                                                      Tax
                                            Before-Tax             (Expense)          Net-of-Tax
                                              Amount               or Benefit           Amount
                                            ----------             ----------         ----------
Unrealized gains on available-
         for-sale securities:
Unrealized holding gains
         arising during the period           $   45,516             $   (16,842)       $   28,674
Less: reclassification adjustment
         for gains included in income           (27,676)                  10,240          (17,436)
                                              ----------------        ----------         ---------


      Net unrealized gains                   $   17,840              $    (6,602)      $   11,238
                                              ==========              ===========        =========

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 1998 increased $28,000, or 10.1%, to $306,000, compared to net income of $278,000 for the same period in the prior year. Earnings for the March 1998 quarter include approximately $60,000 in cost associated with the operation of the newest branch office, located in Salisbury, Maryland, which opened in November 1997. Earnings were positively impacted during the 1998 quarter by the $3.2 million in additional available capital raised during August 1997, gains on sale of securities of $28,000 and increased deposit account and loan fees.

Net Interest Income

Net interest income increased $127,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The net interest margin increased to 3.97% from 3.71% for the three month period. The interest rate spread increased to 3.36% from 3.30% for the same period.

Interest income increased $133,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase resulted from an increase in yields on loans from 8.65% to 8.95% due to increased commercial and consumer lending, especially in home equity lines. Additionally, the average balance of securities increased by $3.6 million resulting from approximately $3.2 million in additional capital raised in the Bank's public and subscription offerings of common stock (the "Offering") during August 1997 and deposit growth during the period.

Interest expense remained relatively flat for the three months ended March 31, 1998 as compared to the same period in 1997. This is due to the average rate on deposits decreasing from 4.83% in 1997 to 4.76% for the March 1998 period while average interest-bearing liabilities outstanding during the period only increased $1.6 million. An increased emphasis on commercial and consumer relationships has resulted in an increase in lower costing interest-bearing and noninterest-bearing checking and savings accounts.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily averages.



 Average Balances, Income and
 Expenses, Yields and Rates

 Three Months Ended March 31,
 1998 and 1997

                                                      1998                                    1997
                                    ---------------------------------------  --------------------------------------
                                      Average       Income/       Yield/       Average       Income/      Yield/
                                      Balance       Expense        Rate        Balance       Expense       Rate
                                    ------------  -------------  ----------  ------------  ------------  ----------
 Assets:
 Securities                             $25,661           $386       6.02%       $22,084          $355       6.44%
 Loans (net of unearned income):
    Real Estate Mortgage                 47,829          1,038       8.69%        50,639         1,041       8.22%
    Real Estate Construction              1,119             23       8.20%         1,044            23       8.75%
    Commercial                           15,410            358       9.30%        13,718           326       9.50%
    Home Equity Lines                     5,449            130       9.57%         4,446           108       9.75%
    Consumer                              4,974            123       9.89%         4,175           103       9.86%
                                    ------------  -------------              ------------  ------------
 Total loans                             74,781          1,673       8.95%        74,022         1,601       8.65%
                                    ------------  -------------              ------------  ------------
 Interest-bearing deposits in             2,874             39       5.40%           649             9       5.25%
 other banks
                                    ------------  -------------              ------------  ------------
 Total earning assets                   103,316          2,098       8.12%        96,755         1,965       8.12%
                                    ------------  -------------              ------------  ------------
 Less: allowance for loan                  (765)                                    (715)
 losses
 Total nonearning assets                  6,980                                    5,701
                                    ------------                             ------------
 Total assets                          $109,531                                 $101,741
                                    ============                             ============

 Liabilities
 Interest-bearing deposits:
    Checking and savings                $20,832           $122       2.34%       $19,132          $120       2.51%
    Time deposits                        69,188            950       5.49%        67,176           919       5.47%
                                    -------------------------------------------------------------------------------

 Total interest-bearing deposits         90,020          1,072       4.76%        86,308         1,039       4.82%

 FHLB advances                               74              1       3.00%         2,141            28       5.23%
                                    ------------  -------------              ------------  ------------
 Total interest-bearing                  90,094          1,073       4.76%        88,449         1,067       4.83%
 liabilities
                                                  -------------                            ------------
 Non-interest bearing
 liabilities:
    Demand deposits                       6,200                                    4,400
    Other liabilities                       719                                      793
                                    ------------                             ------------

 Total liabilities                       97,013                                   93,642
 Stockholders' equity                    12,518                                    8,099
                                    ------------                             ------------

 Total liabilities and
 stockholders' equity                  $109,531                                 $101,741
                                    ============                             ============

 Net interest income                                    $1,025                                    $898
                                                  =============                            ============

 Interest rate spread                                                3.36%                                   3.30%
 Net interest margin                                                 3.97%                                   3.71%


Noninterest Income

Noninterest income increased $45,000 during the three months ended March 31, 1998 as compared to the same period in 1997. The increase was due primarily to an increase in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period. Additionally, the Bank realized gains on sales of investments totaling $28,000 during the March 1998 quarter.

Noninterest Expense

Noninterest expense increased $134,000 during the three months ended March 31, 1998 as compared to the same period in 1997. The increase was due primarily to additional expenses associated with operating the new Salisbury branch location. Compensation and benefits expense increased as a result of normal salary adjustments and the addition of personnel to accommodate the Bank's growth and the new branch. Occupancy and equipment expenses increased as a result of normal growth and the new branch location while data processing expenses increased due to planned technological and other bank equipment upgrades.

Financial Condition

During the three months ended March 31, 1998, the Bank increased its assets $4.0 million from $108.1 million at December 31, 1997, to $112.1 million at March 31, 1998. This increase was due primarily to increases in investments and loans during the period.

Interest-earning deposits increased $1.8 million while total securities increased $843,000 during the period, primarily as a result of $3.4 million in deposit growth that was not fully offset by loan demand. Loans increased $1.5 million primarily due to consumer and home equity loan growth and commercial lines of credit usage.

Deposits increased $3.4 million during the three months ended March 31, 1998. The increase was due primarily to growth in demand deposit accounts. FHLB advances remained flat during the period due to liquidity needs being met by other sources.

Stockholders' equity increased $318,000 during the three months ended March 31, 1998. The increase was due primarily to net income of $306,000 during the period.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. However, the Bank's policy stipulates that whenever a loan reaches 90 days delinquent the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.1 million at March 31, 1998, compared to $823,000 at December 31, 1997. As to nonaccrual loans existing at March 31, 1998, approximately $26,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. A significant portion of the total nonperforming assets at March 31, 1998 was composed of a $600,000 real estate loan that was foreclosed on in June 1997. Since the foreclosure, the Bank has sold property obtained, resulting in the current carrying value of these assets being approximately $372,000. The Bank is currently negotiating with a large organization for the sale of the commercial real estate obtained through the foreclosure. The sale of this property will eliminate the majority of the current carrying value and will leave only one residential lot remaining to be sold. Management anticipates that net proceeds from the sale of the remaining collateral will cover the carrying value of these properties.

As of March 31, 1998, all loans 60 days or more delinquent totaled $994,000, which includes nonperforming loans that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. All loans in this category are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


 Nonperforming Assets

                                                                        March 31,            December 31,
                                                                          1998                  1997
                                                                    -------------------  ---------------------
 Nonaccrual loans:
    Commercial                                                                -                      -
    Real Estate Construction                                                  -                      -
    Real Estate Mortgage                                                   $605                   $306
    Home equity lines of credit                                               -                      -
    Consumer                                                                 41                     71
                                                                    -------------------  ---------------------

    Total nonaccrual loans                                                  646                    377
 Other real estate owned                                                    442                    446
                                                                    -------------------  ---------------------

 Total nonperforming assets                                              $1,088                   $823
                                                                    ===================  =====================

 Loans past due 90 or more days accruing interest                             -                      -

 Allowance for loan losses to nonaccrual loans                           119.97%                204.24%

 Nonperforming assets to period end loans and other real                   1.44%                  1.11%
 estate owned



Set forth below is a table detailing the allowance for loan losses for the periods indicated.

 Allowance for Loan Losses

 Three Months Ended March 31, 1998 and 1997

                                                                          ------------------------------------------
                                                                                 1998                  1997
                                                                          -------------------  ---------------------

 Balance, beginning of period                                                     $770                   $702
 Loans charged off:
    Commercial                                                                      26                     -
    Real estate construction                                                         -                     -
    Real estate mortgage                                                             -                     -
    Home equity lines of credit                                                      -                     -
    Consumer                                                                         8                      1
                                                                          -------------------  ---------------------

 Total loans charged-off                                                            34                      1
                                                                          -------------------  ---------------------

 Recoveries:
    Commercial                                                                       -                     -
    Real estate construction                                                         -                     -
    Real estate mortgage                                                             -                     -
    Home equity lines of credit                                                      -                     -
    Consumer                                                                         3                      1
                                                                          -------------------  ---------------------

 Total recoveries                                                                    3                      1
                                                                          -------------------  ---------------------

 Net charge-offs                                                                   (31)                    -
 Provision for loan losses                                                          36                     36
                                                                          -------------------  ---------------------

 Balance, end of period                                                           $775                   $738
                                                                          ===================  =====================

 Allowance for loan losses to loans outstanding at end of period                  1.03%                  0.99%

 Allowance for loan losses to nonaccrual loans outstanding at                   119.97%                271.32%
 end of period

 Net charge-offs to average loans outstanding during period                      -0.04%                     -


Liquidity and Capital Resources

Liquidity represents the Bank's ability to meet present and future obligations through the sale and maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold and investments and loans maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.

At March 31, 1998, the Bank had outstanding loan and line of credit commitments of $8.4 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 1998 amount to $45.2 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased to $1.6 million for the three months ended December 31, 1998, compared to a decrease of $391,000 for the three months ended March 31, 1997. Net cash provided by operating activities was $591,000 for the three months ended March 31, 1998, compared to $761,000 during the same period in 1997. The fluctuations in amounts during the period from March 31, 1997 to March 31, 1998 were primarily the result of an overall increase in earnings offset by fluctuations in assets and liabilities and the impact of noncash transactions during the period.

Net cash flows used in investing activities increased to $2.4 million during the three months ended March 31, 1998, compared to $755,000 for the three months ended March 31, 1997. The fluctuations in amounts during these periods were primarily the result of increased purchases of securities and loan growth during the three months ended March 31, 1998, as compared to the same period of 1997.

Net cash flows from financing activities increased to $3.4 million for the three months ended March 31, 1998, compared to a negative $397,000 for the three months ended March 31, 1997. The fluctuations in amounts during these periods were primarily the result of the approximately $3.2 million increase in deposits during 1998 and approximately $3.0 million in net repayments of FHLB advances during 1997.

The Office of Thrift Supervision ("OTS"), the Bank's primary federal regulator through March 31, 1998, has defined various tests for assessing the capital strength and adequacy of savings institutions, based on various definitions of capital. "Tier 1 capital" is a combination of common and qualifying preferred stockholders' equity less goodwill and available-for-sale security adjustments. "Tier 2 capital" is defined as qualifying subordinated debt and a portion of allowances for loan losses. "Total capital" is defined as Tier 1 capital plus Tier 2 capital. Certain risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk weighting and the resulting total is risk-weighted assets. "Tier 1 risk-based capital" is Tier 1 capital divided by risk-weighted assets. "Total risk-based capital" is total capital divided by risk-weighted assets.

The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital are 4.0%, 8.0% and 4.0%, respectively. To be considered "well capitalized" under federal regulation, these same required ratios are 6.0%, 10.0% and 5.0%, respectively.

Core and tangible capital, as defined by OTS regulations, are substantially equivalent to Tier 1 capital, as disclosed above. The OTS' core and tangible capital requirements were 3.0% and 1.5%, respectively, during the indicated periods.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 1998.

 Analysis of Capital


                                                               March 31             December 31,
                                                                 1998                   1997
                                                         ---------------------  ---------------------
 Tier 1 Capital:
    Common stock                                                  $596                   $596
    Additional paid-in capital                                   3,564                  3,564
    Retained earnings                                            8,488                  8,170
                                                         ---------------------  ---------------------
       Total capital (GAAP)                                     12,648                 12,330
    Less: Intangibles                                              (44)                   (45)
    Unrealized (gains) losses                                     (181)                  (170)
                                                         ---------------------  ---------------------
       Total Tier 1 capital                                    $12,423                $12,115
                                                         ---------------------  ---------------------

 Tier 2 Capital:
    Allowances for loan losses                                     768                    732
    Less: Other required deductions                               (151)                  (155)
                                                         ---------------------  ---------------------
       Total Tier 2 capital                                     13,040                 12,692
                                                         ---------------------  ---------------------

 Risk-weighted assets                                          $61,581                $58,521

 Capital Ratios:
    Tier 1 risk-based capital ratio                              20.17%                 20.70%
    Total risk-based capital ratio                               21.18%                 21.69%
    Tier 1 capital to average
    adjusted total assets                                        11.34%                 11.91%


Interest Sensitivity

An important element of both earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect the net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing assets or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching amounts of assets and liabilities maturing in the same time interval helps hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

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

The following table presents the Bank's interest sensitivity position at March 31, 1998. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.

Interest Sensitivity Analysis

March 31, 1998

                                          With-in          91-365          1 to 5         Over
                                          90 Days           Days           Years         5 Years        Total
                                       ---------------  --------------  ------------- -------------- -------------
 Interest-Earning Assets:
    Loans                                      $9,742         $30,620        $27,392         $7,363       $75,117
    Securities                                  3,900           4,744         12,686          5,776        27,106
    Money market and other
      short term securities                     3,643         -              -              -               3,643
                                       ---------------  --------------  ------------- -------------- -------------

    Total earning assets                      $17,285         $35,364        $40,078        $13,139      $105,866
                                       ===============  ==============  ============= ============== =============
    Cummulative earning assets                $17,285         $52,649        $92,727       $105,866      $105,866
                                       ===============  ==============  ============= ============== =============


 Interest-Bearing Liabilities:
    Money market savings                       $3,856            -              -              -           $3,856
    Interest checking (1)                       -                -             8,766           -            8,766
    Savings (1)                                 -                -            10,073           -           10,073
    Certificates of deposit                    14,257          30,972         20,992          3,277        69,497
    FHLB advances                               -                -              -                74            74
                                       ---------------  --------------  ------------- -------------- -------------

    Total interest-bearing                    $18,113         $30,972        $39,831         $3,351       $92,266
       liabilities
                                       ===============  ==============  ============= ============== =============

 Cummulative                                  $18,113         $49,085        $88,916        $92,267       $92,267
 interest-bearing liabilities
                                       ===============  ==============  ============= ============== =============

 Period gap                                     ($828)         $4,392           $247         $9,788       $13,599
 Cummulative gap                                ($828)         $3,564         $3,811        $13,599       $13,599
 Ratio of cummulative                            95.43%        107.26%        104.29%        114.74%       114.74%
 interest-earning assets to
 interest-bearing liabilities
 Ratio of cummulative gap to total               -4.79%         10.08%          9.51%        103.51%        12.85%
 earning assets


(1)Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, the Bank has placed them in the 1 to 5 years category.

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

         Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and the Bank. The Company and the Bank, in conjunction with its outside service bureau, have developed a plan to address Year 2000 exposure surrounding the Company and the Bank's computer and data processing systems. Since early 1997, the Bank has been updating its systems hardware to be Year 2000 compliant. The next step involves testing system software which is scheduled to begin in mid to late 1998 and is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, the Company and the Bank plan to test its other systems that are not related to the service bureau. Presently, the Company and the Bank are still in the discovery stage of identifying all other areas and processes rendering exposure to the Year 2000 problem. However, management anticipates the Company and the Bank will be Year 2000 compliant, thus satisfying all regulatory requirements.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of its operations, the Bank is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Bank.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

On March 19, 1998, the registrant filed a current report on Form 8-K ("Form 8-K") for the event occurring on March 16, 1998. No financial statements were filed on the Form 8-K, and Items 1 and 7 were reported on the Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard                                              May 14, 1998
--------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                              May 14, 1998
--------------------
Steven M. Belote
Treasurer and
Chief Financial Officer