Form 10QSB
period 1998-06-30
SHORE FINANCIAL CORP
filed 1998-08-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934

               For the quarterly period ended June 30, 1998

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                      Virginia                                 54-1873994
            ----------------------------                    ----------------
            (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification Number)

           25253 Lankford Highway
           Onley, Virginia                                             23418
           ---------------------                                    ----------
           (Address of Principal                                    (Zip Code)
           Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of August 13, 1998:  1,810,812

Transitional Small Business Disclosure Format:  Yes___ No   X

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                           Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1998 and 1997

                           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

                           Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1998

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

                           Impact of Accounting Pronouncements

                           Year 2000 Project

                           PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES


                              SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Financial Condition

                                                                                             June 30,           December 31,
                                                                                              1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
                                      Assets


 Cash (including interest - earning deposits of
     approximately $2,443,000 and $1,841,000, respectively)                           $          4,780,626  $         4,190,551
Investment securities:
     Held to maturity (fair value of $3,455,000 and
         $5,219,000, respectively                                                                3,453,277            5,232,587
     Available for sale (amortized cost of $22,921,000 and
         $20,761,000, respectively)                                                             23,246,840           21,029,952
Investment in Federal Home Loan Bank stock,
     at cost                                                                                       580,500              580,500
Loans receivable, net                                                                           75,614,521           72,889,907
Premises and equipment, net                                                                      2,411,552            2,420,457
Real estate owned                                                                                  116,620              445,912
Accrued interest receivable                                                                      1,000,700              915,271
Prepaid income taxes                                                                               159,213              124,586
Prepaid expenses and other assets                                                                  350,833              262,791
                                                                                    --------------------------------------------

                                                                                      $        111,714,682  $       108,092,514
                                                                                    --------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $         97,816,427  $        95,213,440
Advances from Federal Home Loan Bank                                                               273,853               75,000
Advance payments by borrowers for taxes
     and insurance                                                                                 296,392              215,029
Income taxes payable:
     Current                                                                                             -                    -
     Deferred                                                                                      131,795              103,218
Accrued interest payable                                                                            46,897               35,755
Accrued expenses and other liabilities                                                             155,785              120,045
                                                                                    --------------------------------------------
            Total liabilities                                                                   98,721,149           95,762,487
                                                                                    --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                                     -                    -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 1,810,812 and 1,804,812 shares issued and
         outstanding, respectively                                                                 597,568              595,588
     Additional capital                                                                          3,584,652            3,563,592
     Retained earnings, substantially restricted                                                 8,592,539            8,000,729
     Accumulated other comprehensive income                                                        218,774              170,118
                                                                                    --------------------------------------------
            Total stockholders' equity                                                          12,993,533           12,330,027
                                                                                    --------------------------------------------

                                                                                      $        111,714,682  $       108,092,514
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


                                            SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                                                 Consolidated Statements of Income
                                                            (Unaudited)


                                                                                Three Months Ended
                                                                                      June 30,
                                                                    ------------------------------------------------
                                                                             1998                    1997
--------------------------------------------------------------------------------------------------------------------

Interest income
     Loans                                                               $       1,681,247        $       1,671,130
     Investments                                                                   421,414                  365,958
                                                                    ------------------------------------------------
         Total interest income                                                   2,102,662                2,037,088
                                                                    ------------------------------------------------

Interest expense
     Deposits                                                                    1,085,907                1,065,485
     FHLB advances                                                                     588                   21,618
                                                                    ------------------------------------------------
         Total interest expense                                                  1,086,494                1,087,103
                                                                    ------------------------------------------------

Net interest income                                                              1,016,167                  949,985

Provision for loan losses                                                           39,300                  136,000
                                                                    ------------------------------------------------

Net interest income after
     provision for loan losses                                                     976,867                  813,985
                                                                    ------------------------------------------------

Noninterest income
     Deposit account fees                                                          138,886                  114,164
     Loan fees                                                                      27,522                   28,111
     Other                                                                          35,453                  102,445
                                                                    ------------------------------------------------
         Total noninterest income                                                  201,860                  244,719
                                                                    ------------------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                                                  296,619                  311,828
     Occupancy and equipment                                                       162,417                  144,080
     Advertising                                                                    16,413                   14,723
     Data processing                                                                92,214                   89,470
     Federal insurance premium                                                      14,764                   14,566
     Other                                                                         135,978                  109,538
                                                                    ------------------------------------------------
         Total noninterest expense                                                 718,406                  684,205
                                                                    ------------------------------------------------

Income before income taxes                                                         460,321                  374,499

Income taxes                                                                       174,922                   22,387
                                                                    ------------------------------------------------

Net income                                                               $         285,399        $         352,112
                                                                    ================================================


Earnings Per Common Share:
         Basic                                                           $            0.16        $            0.26
                                                                    ================================================

         Diluted                                                         $            0.16        $            0.26
                                                                    ================================================


                                                                                 Six Months Ended
                                                                                       June 30,
                                                                    -------------------------------------------------
                                                                             1998                     1997
-------------------------------------------------------------------- ------------------------------------------------

Interest income
     Loans                                                                $       3,354,409        $       3,274,447
     Investments                                                                    845,950                  729,881
                                                                     ------------------------------------------------
         Total interest income                                                    4,200,359                4,004,328
                                                                     ------------------------------------------------

Interest expense
     Deposits                                                                     2,158,502                2,104,325
     FHLB advances                                                                    1,134                   49,656
                                                                     ------------------------------------------------
         Total interest expense                                                   2,159,636                2,153,981
                                                                     ------------------------------------------------

Net interest income                                                               2,040,723                1,850,347

Provision for loan losses                                                            75,600                  172,000
                                                                     ------------------------------------------------

Net interest income after
     provision for loan losses                                                    1,965,123                1,678,347
                                                                     ------------------------------------------------

Noninterest income
     Deposit account fees                                                           256,155                  222,415
     Loan fees                                                                       59,707                   48,425
     Other                                                                           91,964                  141,103
                                                                     ------------------------------------------------
         Total noninterest income                                                   407,825                  411,943
                                                                     ------------------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                                                   621,151                  578,151
     Occupancy and equipment                                                        321,654                  273,504
     Advertising                                                                     32,078                   26,028
     Data processing                                                                231,282                  179,947
     Federal insurance premium                                                       29,976                   28,724
     Other                                                                          190,120                  181,334
                                                                     ------------------------------------------------
         Total noninterest expense                                                1,426,261                1,267,688
                                                                     ------------------------------------------------

Income before income taxes                                                          946,687                  822,601

Income taxes                                                                        354,877                  192,666
                                                                     ------------------------------------------------

Net income                                                                $         591,810        $         629,935
                                                                     ================================================


Earnings Per Common Share:
         Basic                                                            $            0.33        $            0.46
                                                                     ================================================

         Diluted                                                          $            0.32        $            0.46
                                                                     ================================================


                    The accompanying notes are an integral part of these financial statements.


                                            SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                                          Consolidated Statement of Stockholders' Equity
                                                            (UNAUDITED)

Six Months Ended June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                Net Unrealized
                                                                                                   Gain on
                                         Common          Additional           Retained            Securities
                                         Stock             Capital            Earnings         Available for Sale         Total
                                    -----------------  ------------------ ------------------  -------------------     --------------

Balance, December 31, 1997           $       595,588    $      3,563,592    $     8,000,729    $          170,118     $  12,330,027

Proceeds from sale of common stock
     upon exercise of stock options            1,980              21,060                                                     23,040

Comprehensive income                               -                   -            591,810                48,656           640,466
                                    ------------------------------------------------------------------------------------------------


Balance, June 30, 1998               $       597,568    $      3,584,652    $     8,592,539    $          218,774     $  12,993,533
                                    ================================================================================================



                                            SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

Six Months Ended June 30,                                                                       1998                 1997
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net income                                                                            $         591,810    $         629,935
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                                                 75,600              172,000
            Depreciation and amortization                                                            135,645               94,576
            Amortization of premium and accretion
                of discount on securities, net                                                         1,165               (3,080)
            (Gain) loss on sale of securities                                                        (30,646)              23,000
            (Gain) loss on sale of premises and
                equipment                                                                              3,450              (77,865)
            Change in net deferred loan fees                                                         (67,664)              13,298
            Loss on sale of real estate owned                                                          2,450                    -
            (Increase) decrease in other assets                                                     (212,333)              23,916
            Increase in other liabilities                                                            128,245              227,540
                                                                                         -----------------------------------------
                Net cash provided by operating activities                                            627,723            1,103,321
                                                                                         -----------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                                    (9,557,490)          (3,669,560)
     Proceeds from maturities and sales of
         available-for-sale securities                                                             8,226,626            3,960,621
     Purchase of held-to-maturity securities                                                               -                    -
     Proceeds from maturities of held-to-maturity
         securities                                                                                1,000,000                    -
     Loan origination, net of repayments                                                          (2,836,319)          (2,564,876)
     Proceeds from sale of premises and equipment                                                      1,439               99,000
     Purchase of premises and equipment                                                             (127,394)            (136,908)
     Proceeds from sale of real estate owned                                                         430,611              126,506
                                                                                         -----------------------------------------
                Net cash used by investing activities                                             (2,862,527)          (2,185,217)
                                                                                         -----------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                                               2,326,424            1,315,631
     Net increase in time deposits                                                                   276,562            3,829,022
     Proceeds from FHLB advances                                                                     200,000           12,300,000
     Repayments of FHLB advances                                                                      (1,147)         (15,600,000)
     Proceeds from the sale of common stock                                                           23,040                    0
                                                                                         -----------------------------------------
                Net cash provided by financing activities                                          2,824,879            1,844,653
                                                                                         -----------------------------------------

Increase in cash and cash equivalents                                                                590,075              762,756

Cash and cash equivalents, beginning of period                                                     4,190,551            4,927,683
                                                                                         -----------------------------------------

Cash and cash equivalents, end of period                                                   $       4,780,626    $       5,690,439
                                                                                         =========================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                              $       2,148,494    $       2,195,573
     Cash paid for income taxes                                                            $         387,714    $         174,144


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                                               $         103,769    $         567,532


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended
June 30, 1998 and 1997.
                                                    Three Months Ended                        Six Months Ended
                                                          June 30,                                  June 30,
                                            -----------------------------------       -----------------------------------
                                                 1998                1997                  1998                1997
                                            ----------------    ---------------       ----------------    ---------------

Net income (numerator, basic and diluted)          $285,399           $352,112               $591,810           $629,935
Weighted average shares outstanding
(denominator)                                     1,810,812          1,373,562              1,807,829          1,373,562
                                            ----------------    ---------------       ----------------    ---------------

Earnings per common share - basic                     $0.16              $0.26                  $0.33              $0.46
                                            ================    ===============       ================    ===============

Effect of dilutive securities:

Weighted average shares outstanding               1,810,812          1,373,562              1,807,829          1,373,562
Effect of stock options                              18,206              6,716                 20,373              6,364
                                            ----------------    ---------------       ----------------    ---------------
Diluted average shares outstanding
(denominator)                                     1,829,018          1,380,278              1,828,202          1,379,926
                                            ----------------    ---------------       ----------------    ---------------

Earnings per common share -
assuming dilution                                     $0.16              $0.26                  $0.32              $0.46
                                            ================    ===============       ================    ===============


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

Total comprehensive income consists of the following for the six months ended June 30, 1998:



Net income                                       $591,810
Net unrealized gains on available-
      for-sale securities                          48,656
                                              ------------

Total comprehensive income                       $640,466
                                              ============


The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 1998.
                                                                                          Tax
                                                                   Before-Tax          (Expense)         Net-of-Tax
                                                                     Amount           or Benefit           Amount
                                                                 ----------------   ----------------   ----------------

Unrealized gains on securities:
Unrealized holding gains
      arising during the period                                         $107,879           ($40,222)           $67,656
Less: reclassification adjustment
      for gains included in income                                        30,646            (11,645)            19,000
                                                                 ----------------   ----------------   ----------------

Net unrealized gains                                                     $77,233           ($28,577)           $48,656
                                                                 ================   ================   ================



NOTE 5 - STOCKHOLDERS' EQUITY

During the period ended June 30, 1998, 6,000 stock options were exercised at $3.84 per share. At June 30, 1998, 34,000 stock options were outstanding at a weighted average exercise price of $5.73 per share.


Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the six months ended June 30, 1998 decreased $38,000, or 6.0%, to $592,000, compared to net income of $630,000 for the same period in the prior year. Earnings for the 1998 six month period include approximately $70,000 in losses associated with the operation of the newest branch office, located in Salisbury, Maryland, which opened in November 1997. Net income for the six months ended June 30, 1997 includes approximately $50,000 (after-tax) of net nonrecurring items that positively affected earnings for that period. These items primarily consist of gains from the sale of real estate, enterprise zone tax credits, and special charitable contributions. Earnings were positively impacted during the 1998 period by the $3.2 million in additional available capital raised during August 1997, net gains on sale of securities of $31,000 and increased deposit account and loan fees.

Net Interest Income

Net interest income increased $190,000 for the six months ended June 30, 1998 as compared to the same period in 1997. The net interest margin increased to 4.07% from 3.85% for the six month period. The interest rate spread increased to 3.47% from 3.43% for the six month period. Non-interest bearing demand deposits increased to $6.2 million at June 30, 1998 as compared $4.5 million at June 30, 1997. Including these amounts in calculating the cost of funds results in an interest rate spread of 3.77% for the six months ended June 30, 1998 as compared to 3.66% for the same period in 1997. This increase more accurately reflects the impact of management's efforts to reduce the Bank's overall cost of funds.

Interest income increased $80,000 for the six months ended June 30, 1998 as compared to the same period in 1997. The increase resulted from an increase in yields on loans from 8.78% to 8.90% due to increased commercial and consumer lending, especially in home equity lines. Additionally, the average balance of securities increased by $4.2 million resulting from approximately $3.2 million in additional capital raised in the Bank's public and subscription offerings of common stock (the "Offering") during August 1997 and deposit growth during the period.

Interest expense remained relatively flat for the six months ended June 30, 1998 as compared to the same period in 1997. This is due to the average rate on deposits decreasing from 4.84% in 1997 to 4.73% for the June 1998 period while average interest-bearing liabilities outstanding during the period increased $2.3 million. An increased emphasis on commercial and consumer relationships has resulted in an increase in lower costing interest-bearing and noninterest-bearing checking and savings accounts. The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily averages.


                           Average Balances, Income and Expenses, Yields and Rates

                                                                         Six Months Ended June 30,
                                                        ---------------------------------------------------
                                                                              1998
                                                        ---------------------------------------------------
                                                            Average          Income/           Yield/
                                                            Balance          Expense            Rate
                                                        ---------------- ----------------  ----------------

Assets:
         Securities (1)                                         $26,395             $864       6.55%
         Loans (net of unearned income):
                Real Estate Mortgage                             43,436            1,859       8.56%
                Real Estate Construction                          1,494               62       8.24%
                Commercial                                       19,789              920       9.30%
                Home Equity Lines                                 5,307              251       9.47%
                Consumer                                          5,345              262       9.80%
                                                        ---------------- ----------------
                          Total loans                            75,371            3,354       8.90%
                                                        ---------------- ----------------
         Federal funds sold                                           0                0       0.00%
         Interest-bearing deposits
                in other banks                                    2,891               73       5.05%
                                                        ---------------- ----------------
                     Total earning assets                       104,657            4,291       8.20%
                                                        ---------------- ----------------
         Less: allowance for loan losses                           (770)
         Total nonearning assets                                  7,110
                                                        ----------------
         Total assets                                          $110,997
                                                        ================

Liabilities
         Interest-bearing deposits:
                Checking and savings                            $22,828             $273       2.39%
                Time deposits                                    68,420            1,886       5.51%
                                                        ---------------- ----------------  ----------------

                     Total interest-bearing
                             deposits                            91,248            2,159       4.73%

         FHLB advances                                               75                1       1.48%
                                                        ---------------- ----------------
                     Total interest-bearing
                          liabilities                            91,323            2,160       4.73%
                                                                         ----------------
         Non-interest bearing liabilities:
                Demand deposits                                   6,169
                Other liabilities                                   780
                                                        ----------------

         Total liabilities                                       98,272
         Stockholders' equity                                    12,725
                                                        ----------------

         Total liabilities and stockholders'
                equity                                         $110,997
                                                        ================

         Net interest income                                                      $2,131
                                                                         ================

         Interest rate spread (1)                                                              3.47%
         Net interest margin (1)                                                               4.07%



                                                                      Six Months Ended June 30,
                                                        ---------------------------------------------------
                                                                              1997
                                                        ---------------------------------------------------
                                                           Average           Income/           Yield/
                                                           Balance           Expense            Rate
                                                         --------------  ----------------  ----------------

Assets:
         Securities (1)                                        $22,232              $738       6.64%
         Loans (net of unearned income):
                Real Estate Mortgage                            50,453             2,102       8.33%
                Real Estate Construction                         1,410                62       8.75%
                Commercial                                      13,996               682       9.75%
                Home Equity Lines                                4,526               221       9.75%
                Consumer                                         4,212               208       9.86%
                                                         --------------  ----------------
                          Total loans                           74,597             3,274       8.78%
                                                         --------------  ----------------
         Federal funds sold                                          0                 0       0.00%
         Interest-bearing deposits
                in other banks                                     655                17       5.25%
                                                         --------------  ----------------
                     Total earning assets                       97,484             4,029       8.27%
                                                        ---------------  ----------------
         Less: allowance for loan losses                          (728)
         Total nonearning assets                                 5,851
                                                        ---------------
         Total assets                                         $102,607
                                                        ===============

Liabilities
         Interest-bearing deposits:
                Checking and savings                           $19,485              $246       2.53%
                Time deposits                                   67,672             1,858       5.49%
                                                        ---------------  ----------------  ----------------

                     Total interest-bearing
                             deposits                           87,157             2,104       4.83%

         FHLB advances                                           1,830                50       5.46%
                                                         --------------  ----------------
                     Total interest-bearing
                          liabilities                           88,987             2,154       4.84%
                                                                         ----------------
         Non-interest bearing liabilities:
                Demand deposits                                  4,500
                Other liabilities                                  876
                                                        ---------------

         Total liabilities                                      94,363
         Stockholders' equity                                    8,244
                                                        ---------------

         Total liabilities and stockholders'
                equity                                        $102,607
                                                        ===============

         Net interest income                                                      $1,875
                                                                         ================

         Interest rate spread (1)                                                              3.43%
         Net interest margin (1)                                                               3.85%

             (1) Tax equivalent basis.


Noninterest Income

Noninterest income remained relatively flat during the six months ended June 30, 1998 as compared to the same period in 1997. This was due primarily to a $79,000 pretax gain on sale of real estate realized during the six months ended June 30, 1997. Excluding this amount noninterest income increased approximately $76,000 due primarily to increases in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period. Additionally, the Bank realized gains on sales of investments totaling $36,000 during the June 1998 period.

Noninterest Expense

Noninterest expense increased $158,000 during the six months ended June 30, 1998 as compared to the same period in 1997. The increase was due primarily to additional expenses associated with operating the new Salisbury branch location. Compensation and benefits expense increased as a result of normal salary adjustments and the addition of personnel to accommodate the Bank's growth and the new branch. Occupancy and equipment expenses increased as a result of normal growth and the new branch location while data processing expenses increased due to planned technological and other bank equipment upgrades primarily relating to Year 2000 requirements.

Financial Condition

During the six months ended June 30, 1998, the Bank increased its assets $3.6 million from $108.1 million at December 31, 1997, to $111.7 million at June 30, 1998. This increase was due primarily to increases in investments and nonmortgage loans during the period.

Interest-earning deposits increased $602,000 while total securities increased $437,000 during the period, primarily as a result of $2.6 million in deposit growth that was not fully offset by loan demand. Loans increased $2.7 million primarily due to consumer and home equity loan growth and commercial lines of credit usage.

Deposits increased $2.6 million during the six months ended June 30, 1998. The increase was due primarily to growth in demand deposit accounts. FHLB advances remained flat during the period due to liquidity needs being met by other sources.

Stockholders' equity increased $664,000 during the six months ended June 30, 1998. The increase was due primarily to net income of $592,000 during the period and unrealized gains on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $693,000 at June 30, 1998, compared to $823,000 at December 31, 1997. As to nonaccrual loans existing at June 30, 1998, approximately $22,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. A significant portion of the total nonperforming assets at December 31, 1997 was composed of a $600,000 real estate loan that was foreclosed on in June 1997. Since the foreclosure, the Bank has sold all property obtained, with the primary remaining piece of real estate being sold during June 1998. Properties were sold at amounts approximating their carrying values, resulting in no significant gains or losses to the Bank. Other real estate owned at June 30, 1998 consisted of four parcels of real estate of which two with carrying values totaling $13,000 were sold subsequent to June 30, 1998. Management anticipates that net proceeds from the sale of the collateral will cover the carrying value of the remaining properties.

As of June 30, 1998, all loans 60 days or more delinquent totaled $1.4 million, which includes nonperforming loans that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. All loans in this category are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                        Nonperforming Assets

                                                 June 30,      December 31,
                                                   1998            1997
                                              -------------    ------------

Nonaccrual loans:
       Commercial                                      -               -
       Real Estate Construction                        -               -
       Real Estate Mortgage                         $468            $306
       Home equity lines of credit                     0               0
       Consumer                                      108              71
                                              ----------       ---------

       Total nonaccrual loans                        576             377
Other real estate owned                              117             446
                                              ----------       ---------

       Total nonperforming assets                   $693            $823
                                              ==========       =========

Loans past due 90 or more days
       accruing interest                               -               -
Allowance for loan losses to
       nonaccrual loans                           132.64%         204.24%
Nonperforming assets to period end
       loans and other real estate owned            0.91%           1.11%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                                        Allowance for Loan Losses
                                                                                   Six Months Ended
                                                                                          June 30,
                                                                         -------------------------------------------
                                                                                1998                   1997
                                                                         --------------------  ---------------------

Balance, beginning of period                                                            $770                   $702
Loans charged off:
             Commercial                                                                   26                    115
       Real estate construction                                                            0                      6
       Real estate mortgage                                                               24                      0
       Home equity lines of credit                                                         0                      0
               Consumer                                                                   35                     10
                                                                         --------------------  ---------------------

       Total loans charged-off                                                            85                    131
                                                                         --------------------  ---------------------

Recoveries:
             Commercial                                                                    0                      0
       Real estate construction                                                            0                      0
       Real estate mortgage                                                                0                      0
       Home equity lines of credit                                                         0                      0
               Consumer                                                                    3                      1
                                                                         --------------------  ---------------------

       Total recoveries                                                                    3                      1
                                                                         --------------------  ---------------------

Net charge-offs                                                                          (82)                  (130)
Provision for loan losses                                                                 76                    172
                                                                         --------------------  ---------------------

Balance, end of period                                                                  $764                   $744
                                                                         ====================  =====================

Allowance for loan losses to loans
       outstanding at end of period                                                     1.00%                  1.00%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                             132.64%                197.35%

Net charge-offs to average loans
       outstanding during period                                                       -0.11%                 -0.17%


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

At June 30, 1998, the Bank had outstanding loan and line of credit commitments of $7.7 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 1998 amounted to $43.1 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased to $590,000 for the six months ended June 30, 1998, compared to a increase of $763,000 for the six months ended June 30, 1997. Net cash provided by operating activities was $628,000 for the six months ended June 30, 1998, compared to $1.1 million during the same period in 1997. The fluctuations in amounts during the period from June 30, 1997 to June 30, 1998 were primarily the result of fluctuations in earnings, assets and liabilities and the impact of noncash transactions during the periods.

Net cash flows used in investing activities increased to $2.9 million during the six months ended June 30, 1998, compared to $2.2 million for the six months ended June 30, 1997. The fluctuations in amounts during these periods were primarily the result of increased security purchases and loan growth offset by sales of real estate owned during the six months ended June 30, 1998, as compared to the same period of 1997.

Net cash flows from financing activities increased to $2.8 million for the six months ended June 30, 1998, compared to $1.8 million for the six months ended June 30, 1997. The fluctuations in amounts during these periods were primarily the result of FHLB advance repayments exceeding borrowings by approximately $3.3 million during 1997.

The Federal Reserve, the Bank's primary federal regulator, have defined various tests for assessing the capital strength and adequacy of financial institutions, based on various definitions of capital. "Tier 1 capital" is a combination of common and qualifying preferred stockholders' equity less goodwill and available-for-sale security adjustments. "Tier 2 capital" is defined as qualifying subordinated debt and a portion of allowances for loan losses. "Total capital" is defined as Tier 1 capital plus Tier 2 capital. Certain risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk weighting and the resulting total is risk-weighted assets. "Tier 1 risk-based capital" is Tier 1 capital divided by risk-weighted assets. "Total risk-based capital" is total capital divided by risk-weighted assets.

The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital are 4.0%, 8.0% and 4.0%, respectively. To be considered "well capitalized" under federal regulation, these same required ratios are 6.0%, 10.0% and 5.0%, respectively.

Core and tangible capital, as defined by federal regulations, are substantially equivalent to Tier 1 capital, as disclosed above. The core and tangible capital requirements were 3.0% and 1.5%, respectively, during the indicated periods.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 1998.

                                                    Analysis of Capital
                                                                                        June 30              December 31,
                                                                                          1998                   1997
                                                                                  ---------------------  ---------------------

Tier 1 Capital:
         Common stock                                                                             $598                   $596
         Additional paid-in capital                                                              3,585                  3,564
         Retained earnings                                                                       8,811                  8,170
                                                                                  ---------------------  ---------------------
                Total capital (GAAP)                                                            12,994                 12,330
         Less: Intangibles                                                                         (43)                   (45)
         Unrealized (gains) losses                                                                (219)                  (170)
                                                                                  ---------------------  ---------------------
                    Total Tier 1 capital                                                       $12,732                $12,115
                                                                                  ---------------------  ---------------------


Tier 2 Capital:
         Allowances for loan losses                                                                764                    732
                                                                                  ---------------------  ---------------------
                    Total Tier 2 capital                                                        13,496                 12,847
                                                                                  ---------------------  ---------------------

Risk-weighted assets                                                                           $67,094                $58,521

Capital Ratios:
         Tier 1 risk-based capital ratio                                                          18.98%                20.70%
         Total risk-based capital ratio                                                           20.12%                21.95%
         Tier 1 capital to average adjusted
                    total assets                                                                  11.30%                11.91%


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

The following table presents the Bank's interest sensitivity position at June
30, 1998. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.

                                 Interest Sensitivity Analysis
                                                                       June 30, 1998
                                                -------------------------------------------------------------
                                                 With-in       91-365      1 to 5        Over
                                                 90 Days        Days        Years       5 Years       Total
                                                ---------    ---------    ---------    ---------    ---------

Interest-Earning Assets:
       Loans                                     $10,223      $28,475      $27,945       $9,735      $76,378
       Securities                                  2,400        3,348       14,792        6,160       26,700
       Money market and other
         short term securities                     2,443            -            -            -        2,443
                                                ---------    ---------    ---------    ---------    ---------

       Total earning assets                      $15,066      $31,823      $42,737      $15,895     $105,521
                                                =========    =========    =========    =========    =========
       Cummulative earning assets                $15,066      $46,889      $89,626     $105,521     $105,521
                                                =========    =========    =========    =========    =========


Interest-Bearing Liabilities:
       Money market savings                       $5,026            -            -            -       $5,026
       Interest checking                               -            -        9,837            -        9,837
       Savings                                         -            -        9,979            -        9,979
       Certificates of deposit                    10,764       32,294       20,623        3,287       66,967
       FHLB advances                                 200            -            -           74          274
                                                ---------    ---------    ---------    ---------    ---------

       Total interest-bearing liabilities        $15,990      $32,294      $40,439       $3,361      $92,083
                                                =========    =========    =========    =========    =========
       Cummulative interest-bearing liabilities  $15,990      $48,284      $88,723      $92,084      $92,084
                                                =========    =========    =========    =========    =========

       Period gap                                  ($924)       ($471)      $2,298      $12,534      $13,437
       Cummulative gap                             ($924)     ($1,395)        $903      $13,437      $13,437
       Ratio of cummulative interest-earning
       assets to interest-bearing liabilities      94.22%       97.11%      101.02%      114.59%      114.59%
       Ratio of cummulative gap to total
         earning assets                            -6.13%       -4.38%        2.11%       84.54%       12.73%

Impact of Accounting Pronouncements

         Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1998. Although management is currently studying this Statement, the Company does not expect this Statement to materially affect its financial condition or results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Startup Activities, in April 1998. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to startup activities and costs of organization of both development state and established operating activities, and it changes existing practice for some industries. The SOP broadly defines startup activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with banking industry practice its is the Company's policy to expense such costs. Therefore, this SOP is not expected to materially affect the Company's financial position or results of operations.


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

         Management is fully aware this presents a potential business disruption, and is well into a program of due diligence in addressing the impact of the Year 2000 on the Company and the Bank. The Company and the Bank, in conjunction with its outside service bureau, have developed a plan to address Year 2000 exposure surrounding the Company and the Bank's computer and data processing systems. Since early 1997, the Bank has been updating its systems hardware to be Year 2000 compliant. The next step involves testing system software which is scheduled to begin in mid to late 1998 and is estimated that the process will cost approximately $25,000 to complete. In conjunction with this testing, the Company and the Bank are testing its other systems and processes that have been identified as rendering exposure to the Year 2000 problem. Management anticipates the Company and the Bank will be Year 2000 compliant, thus satisfying all regulatory requirements.

         In conjunction with identifying and addressing internal Year 2000 exposures, the Company and the Bank have been addressing potential external problems surrounding the issue. The Company's and the Bank's concerns regarding external exposures revolve primarily around major customers and vendors. In accordance with federal guidelines, the Bank is taking steps to address potential exposures with major customers. Additionally, the Bank has contacted a number of major vendors and is being kept abreast of their Year 2000 readiness in regards to mission critical systems of the Bank. The Company and the Bank have also addressed Year 2000 issues with its corporate insurance carrier during the recent renewal period. Insurance policies have been reviewed and steps have been taken to minimize the Company's and the Bank's insurance risk surrounding the Year 2000.

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

Item 4 - Submission of Matters to a Vote of Stockholders

The annual meeting of the stockholders of Shore Financial Corporation was held on May 28, 1998. Matters voted on included the election of Terrell E. Boothe, D. Page Elmore and A. Jackson Mason as directors for three-year terms expiring in 2001. Scott C. Harvard, Richard F. Hall, III, Lloyd J. Kellam, III, Henry P. Custis, Jr., and L. Dixon Leatherbury continued their terms as directors after the meeting. Another matter voted on during the meeting consisted of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1998. No other matters were voted on during the meeting or by proxy or other means during the period.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Scott C. Harvard                                                August 14, 1998
-----------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                                August 14, 1998
-----------------------
Steven M. Belote
Treasurer and
Chief Financial Officer