Form 10QSB
period 1998-09-30
SHORE FINANCIAL CORP
filed 1998-11-16
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1998

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


        Virginia                                                 54-1873994
-------------------------------                            --------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

      25253 Lankford Highway
      Onley, Virginia                                             23418
-------------------------------                           ----------------------
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

Number of shares of Common Stock outstanding as of November 13, 1998:  1,810,812

Transitional Small Business Disclosure Format:  Yes ____  No   X

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                  Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997

                  Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998

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

                                   SIGNATURES

                      SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Financial Condition



                                                                    September 30,   December 31,
                                                                        1998           1997
-----------------------------------------------------------------------------------------------
                                                                     (Unaudited)

                         Assets


Cash (including interest - earning deposits of
    approximately $3,957,000 and $1,841,000, respectively)       $    5,967,284 $   4,190,551
Investment securities:
    Held to maturity (fair value of $3,038,000 and
       $5,219,000, respectively                                       3,027,235     5,232,587
    Available for sale (amortized cost of $23,677,000 and
       $20,761,000, respectively)                                    24,390,884    21,029,952
Investment in Federal Home Loan Bank stock,
    at cost                                                             580,500       580,500
Investment in Federal Reserve Bank stock, at cost                       124,800             -
Loans receivable, net                                                77,307,896    72,889,907
Premises and equipment, net                                           2,357,291     2,420,457
Real estate owned                                                        46,677       445,912
Accrued interest receivable                                             849,903       915,271
Prepaid income taxes                                                     63,493       124,586
Prepaid expenses and other assets                                       347,884       262,791
                                                                 -----------------------------

                                                                 $  115,063,847 $ 108,092,514
                                                                 -----------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         $  100,647,970 $  95,213,440
Advances from Federal Home Loan Bank                                     73,853        75,000
Advance payments by borrowers for taxes
    and insurance                                                       341,142       215,029
Income taxes payable:
    Current                                                                   -             -
    Deferred                                                            265,906       103,218
Accrued interest payable                                                 54,010        35,755
Accrued expenses and other liabilities                                  144,713       120,045
                                                                 -----------------------------
         Total liabilities                                          101,527,594    95,762,487
                                                                 -----------------------------

Stockholders' equity
    Preferred stock, par value $1 per share, 500,000
       shares authorized; none issued and
       outstanding                                                      -             -
    Common stock, par value $.33 per share, 5,000,000
       shares authorized; 1,810,812 and 1,804,812 shares
       issued and outstanding, respectively                             597,568       595,588
    Additional capital                                                3,584,652     3,563,592
    Retained earnings, substantially restricted                       8,916,444     8,000,729
    Accumulated other comprehensive income                              437,589       170,118
                                                                ------------------------------
         Total stockholders' equity                                  13,536,253    12,330,027
                                                                ------------------------------

                                                                 $  115,063,847 $ 108,092,514
                                                                ==============================


                                 SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Income
                                                 (UNAUDITED)


                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            ------------------------------------------------------------------
                                                 1998            1997             1998             1997
---------------------------------------------------------------------------- ---------------------------------

Interest income
    Loans                                      $ 1,689,477     $  1,690,869     $  5,043,886     $  4,965,316
    Investments                                    426,021          416,251        1,271,971        1,146,132
                                            -------------------------------- ---------------------------------
       Total interest income                     2,115,497        2,107,120        6,315,857        6,111,448
                                            -------------------------------- ---------------------------------

Interest expense
    Deposits                                     1,082,235        1,115,364        3,240,737        3,219,689
    FHLB advances                                      594            1,114            1,728           50,770
                                            -------------------------------- ---------------------------------
       Total interest expense                    1,082,829        1,116,478        3,242,465        3,270,459
                                            -------------------------------- ---------------------------------

Net interest income                              1,032,668          990,642        3,073,392        2,840,989

Provision for loan losses                           42,300           36,000          117,900          208,000
                                            -------------------------------- ---------------------------------

Net interest income after
    provision for loan losses                      990,368          954,642        2,955,492        2,632,989
                                            -------------------------------- ---------------------------------

Noninterest income
    Deposit account fees                           164,037          116,935          420,192          339,350
    Loan fees                                       34,322           26,977           94,029           75,402
    Other                                           28,658           27,657          120,622          168,760
                                            -------------------------------- ---------------------------------
       Total noninterest income                    227,016          171,569          634,842          583,512
                                            -------------------------------- ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                    291,289          282,882          912,440          861,033
    Occupancy and equipment                        171,144          148,719          492,798          422,223
    Advertising                                      9,149           15,026           41,227           41,054
    Data processing                                114,219           95,011          345,501          274,958
    Federal insurance premium                       14,881           14,574           44,858           43,298
    Other                                           94,276           65,202          284,396          246,536
                                            -------------------------------- ---------------------------------
       Total noninterest expense                   694,958          621,414        2,121,219        1,889,102
                                            -------------------------------- ---------------------------------

Income before income taxes                         522,426          504,797        1,469,115        1,327,399

Income taxes                                       198,523          185,327          553,400          377,993
                                            -------------------------------- ---------------------------------

Net income                                     $   323,903     $    319,470     $    915,715     $    949,406
                                            ================================ =================================


Earnings Per Common Share:
       Basic                                   $      0.18     $       0.20     $       0.51     $       0.66
                                            ================================ =================================

       Diluted                                 $      0.18     $       0.20     $       0.50     $       0.65
                                            ================================ =================================




   The accompanying notes are an integral part of these financial statements.

                               SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statement of Stockholders' Equity
                                              (UNAUDITED)

Nine Months Ended September 30, 1998
---------------------------------------------------------------------------------------------------------

                                                                           Net Unrealized
                                                                               Gain on
                                     Common     Additional     Retained      Securities
                                      Stock       Capital      Earnings   Available for Sale   Total
                                   ------------  ------------ ------------ ---------------- -------------

Balance, December 31, 1997          $  595,588   $ 3,563,592  $ 8,000,729     $   170,118    $ 12,330,027

Proceeds from sale of common stock
    upon exercise of stock options       1,980        21,060                                       23,040

Comprehensive income                         -             -      915,715         267,471       1,183,186
                                   -----------------------------------------------------------------------

Balance, September 30, 1998         $  597,568   $ 3,584,652  $ 8,916,444     $   437,589    $ 13,536,253
                                   ======================================================================



   The accompanying notes are an integral part of these financial statements.

                       SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

Nine Months Ended September 30,                                     1998         1997
-----------------------------------------------------------------------------------------


Cash flows from operating activities
    Net income                                                $    915,715   $   949,406
    Adjustments to reconcile to net cash
       provided by operating activities:
         Provision for loan losses                                 117,900       208,000
         Depreciation and amortization                             199,955       155,707
         Amortization of premium and accretion
           of discount on securities, net                            8,651        (4,912)
         (Gain) loss on sale of securities                         (30,646)       23,000
         (Gain) loss on sale of premises and
           equipment                                                 3,450       (77,865)
         Change in net deferred loan fees                          (92,506)       13,298
         Loss on sale of repossessed assets                         11,494             -
         (Increase) decrease in other assets                        36,189       (59,921)
         Increase in other liabilities                             169,036       410,286
                                                              ---------------------------
           Net cash provided by operating activities             1,339,238     1,616,999
                                                              ---------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                  (12,406,683)  (13,766,629)
    Proceeds from maturities and sales of
       available-for-sale securities                            10,621,732     9,048,806
    Purchase of held-to-maturity securities                              -             -
    Proceeds from maturities of held-to-maturity
       securities                                                1,081,525       440,332
    Purchase of Federal Reserve Bank stock                        (124,800)            -
    Loan origination, net of repayments                         (4,553,653)   (2,237,707)
    Proceeds from sale of premises and equipment                     1,439        99,000
    Purchase of premises and equipment                            (136,499)     (280,724)
    Proceeds from sale of real estate owned                        498,011       146,032
                                                              ---------------------------
           Net cash used by investing activities                (5,018,928)   (6,550,890)
                                                              ---------------------------

Cash flows from financing activities
    Net increase in demand deposits                              5,157,968     2,294,600
    Net increase in time deposits                                  276,562     5,071,565
    Proceeds from FHLB advances                                    200,000    12,500,000
    Repayments of FHLB advances                                   (201,147)  (16,500,000)
    Proceeds from the sale of common stock                          23,040     3,105,143
                                                              ---------------------------
           Net cash provided by financing activities             5,456,423     6,471,308
                                                              ---------------------------

Increase in cash and cash equivalents                            1,776,733     1,537,417

Cash and cash equivalents, beginning of period                   4,190,551     2,571,553
                                                              ---------------------------

Cash and cash equivalents, end of period                      $  5,967,284   $ 4,108,970
                                                              ===========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                  $  3,224,210   $ 3,307,951
    Cash paid for income taxes                                $    490,498   $   244,144


Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
       through foreclosure                                    $    110,269   $   567,559


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 1998 and 1997.




                                               Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                             ------------------------     ------------------------
                                                1998         1997            1998         1997
                                             -----------  -----------     -----------  -----------


Net income (numerator, basic and diluted)    $  323,903   $  319,470      $  915,715   $  949,406
Weighted average shares outstanding
(denominator)                                 1,810,812    1,570,437       1,808,834    1,439,908
                                             -----------  -----------     -----------  -----------

Earnings per common share - basic                 $0.18        $0.20           $0.51        $0.66
                                             ===========  ===========     ===========  ===========

Effect of dilutive securities:

Weighted average shares outstanding           1,810,812    1,570,437       1,808,834    1,439,908
Effect of stock options                          15,088       17,458          16,115       14,701
                                             -----------  -----------     -----------  -----------
Diluted average shares outstanding
(denominator)                                 1,825,900    1,587,895       1,824,949    1,454,609
                                             -----------  -----------     -----------  -----------

Earnings per common share -
assuming dilution                                 $0.18        $0.20           $0.50        $0.65
                                             ===========  ===========     ===========  ===========




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

Total comprehensive income consists of the following for the nine months ended September 30, 1998:




Net income                                   $  915,715
Net unrealized gains on available-
      for-sale securities                       267,471
                                             -----------
Total comprehensive income                   $1,183,186
                                             ===========

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 1998.




                                                             Tax
                                             Before-Tax   (Expense)    Net-of-Tax
                                               Amount     or Benefit     Amount
                                             -----------  -----------  -----------

Unrealized gains on securities:
Unrealized holding gains
      arising during the period                $460,805    ($174,333)    $286,471
Less: reclassification adjustment
      for gains included in income               30,646      (11,645)      19,000
                                             -----------  -----------  -----------

Net unrealized gains                           $430,159    ($162,688)    $267,471
                                             ===========  ===========  ===========






NOTE 5 - STOCKHOLDERS' EQUITY

During the period ended September 30, 1998, 6,000 stock options were exercised at $3.84 per share and 16,000 stock options were granted at $10.00 per share. At September 30, 1998, 50,000 stock options were outstanding at a weighted average exercise price of $7.01 per share.

Item 2 - Management's Discussion and Analysis of
        Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the nine months ended September 30, 1998 decreased $33,000, or 3.5%, to $916,000, compared to net income of $949,000 for the same period in the prior year. Earnings for the 1998 nine month period include approximately $92,000 in losses associated with the operation of the newest branch office, located in Salisbury, Maryland, which opened in November 1997. Net income for the nine months ended September 30, 1997 includes approximately $50,000 (after-tax) of net nonrecurring items that positively affected earnings for that period. These items primarily consist of gains from the sale of real estate, enterprise zone tax credits, and special charitable contributions. Earnings were positively impacted during the 1998 period by the $3.1 million in additional available capital raised during August 1997, $4.4 million in net loan growth, net gains on sale of securities of $31,000 and increased deposit account and loan fees.

Net Interest Income

Net interest income increased $232,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The net interest margin increased to 4.02% from 3.88% for the nine month period. The interest rate spread remained relatively flat at 3.40% for the nine months ended September 30, 1998 as compared to 3.42% for the 1997 nine month period. The interest rate spread does not reflect the impact of noninterest bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest bearing demand deposits increased to $7.3 million at September 30, 1998 as compared $5.3 million at September 30, 1997. Including average noninterest deposits in calculating the cost of funds results in an interest rate spread of 3.71% for the nine months ended September 30, 1998 as compared to 3.67% for the same period in 1997. This increase more accurately reflects the impact of management's efforts to reduce the Bank's overall cost of funds and the Bank's shift towards operating as a commercial bank.

Interest income increased $204,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase resulted from the average balance of loans increasing by $1.3 during the period, primarily in commercial and consumer lending and home equity lines. Additionally, the average balance of securities increased by $4.6 million resulting from approximately $3.1 million in additional capital raised in the Bank's public and subscription offerings of common stock (the "Offering") during August 1997 and deposit growth during the period.

Interest expense decreased $28,000 for the nine months ended September 30, 1998 as compared to the same period in 1997. This is due to the average rate on interest-bearing liabilities decreasing from 4.87% in 1997 to 4.71% for the September 1998 period while average interest-bearing liabilities outstanding during the period increased $2.2 million. An increased emphasis on commercial and consumer relationships has resulted in an increase in lower costing interest-bearing and noninterest-bearing checking and savings accounts.



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

             Average Balances, Income and Expenses, Yields and Rates


                                                                  Nine Months Ended September 30,
                                               -----------------------------------------------------------------------
                                                              1998                               1997
                                               ----------------------------------- -----------------------------------
                                                Average     Income/      Yield/     Average     Income/      Yield/
                                                Balance     Expense       Rate      Balance     Expense       Rate
                                               ----------- ----------- ----------- ----------- ----------- -----------

Assets:
       Securities (1)                            $ 26,685      $1,272       6.35%    $ 21,919      $1,097       6.67%
       Loans (net of unearned income):
           Real Estate Mortgage                    46,523       2,989       8.57%      49,614       3,208       8.62%
           Real Estate Construction                 1,370          84       8.18%       1,741         105       8.06%
           Commercial                              16,889       1,178       9.30%      14,539       1,003       9.20%
           Home Equity Lines                        5,515         382       9.24%       4,558         335       9.79%
           Consumer                                 5,668         411       9.67%       4,259         314       9.83%
                                               ----------- -----------             ----------- -----------
               Total loans                         75,965       5,044       8.85%      74,711       4,965       8.86%
                                               ----------- -----------             ----------- -----------
       Federal funds sold                               0           0       0.00%           0           0       0.00%
       Interest-bearing deposits
           in other banks                           3,121         116       4.96%       2,316          87       5.01%
                                               ----------- -----------             ----------- -----------
               Total earning assets               105,771       6,432       8.11%      98,946       6,149       8.29%
                                               ----------- -----------             ----------- -----------
       Less: allowance for loan losses               (770)                               (738)
       Total nonearning assets                      6,892                               6,084
                                               -----------                         -----------
       Total assets                              $111,893                            $104,292
                                               ===========                         ===========

Liabilities
       Interest-bearing deposits:
           Checking and savings                  $ 23,956      $  441       2.45%    $ 19,808      $  377       2.54%
           Time deposits                           67,740       2,799       5.51%      68,500       2,843       5.53%
                                               ----------- ----------- ----------- ----------- ----------- -----------

               Total interest-bearing
                  deposits                         91,696       3,240       4.71%      88,308       3,220       4.86%

       FHLB advances                                   75           2       3.56%       1,252          51       5.43%
                                               ----------- -----------             ----------- -----------
               Total interest-bearing
               liabilities                         91,771       3,242       4.71%      89,560       3,271       4.87%
                                                           -----------                         -----------
       Non-interest bearing liabilities:
           Demand deposits                          6,536                               4,889
           Other liabilities                          777                                 899
                                               -----------                         -----------

       Total liabilities                           99,084                              95,348
       Stockholders' equity                        12,809                               8,943
                                               -----------                         -----------

       Total liabilities and stockholders'
           equity                                $111,893                            $104,292
                                               ===========                         ===========

       Net interest income                                     $3,190                              $2,878
                                                           ===========                         ===========

       Interest rate spread (1)                                             3.40%                               3.42%
       Net interest margin (1)                                              4.02%                               3.88%



        (1) Tax equivalent basis.

Noninterest Income

Noninterest income was $635,000 during the nine months ended September 30, 1998 as compared to $574,000 for the same period in 1997, an increase of $51,000 or 10.63%. This was due primarily to increases in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period. Additionally, the Bank realized gains on sales of investments totaling $36,000 during the September 1998 period. Excluding a $79,000 pretax gain on sale of real estate realized during the nine months ended September 30, 1997, 1998 noninterest income would have increased approximately $130,000 or 24.74% over the 1997 amount.

Noninterest Expense

Noninterest expense was $2.1 million during the nine months ended September 30, 1998 as compared to $1.9 million for the same period in 1997, an increase of $200,000 or 10.53%. The increase was due primarily to additional expenses associated with operating the new Salisbury branch location. Compensation and benefits expense increased as a result of normal salary adjustments and the addition of personnel to accommodate the Bank's growth and the new branch. Occupancy and equipment expenses increased as a result of normal growth and the new branch location while data processing expenses increased due to planned technological and other bank equipment upgrades primarily relating to Year 2000 requirements.

Financial Condition

During the nine months ended September 30, 1998, the Bank increased its assets $7.0 million from $108.1 million at December 31, 1997, to $115.1 million at September 30, 1998. This increase was due primarily to increases in net loans and investments of $4.4 million and $1.2 million, respectively. Consolidation and other changes in the local banking market have created increased lending opportunities for the Bank in recent months. Additionally, overall growth in the Bank's Maryland market resulting from the new branch has improved lending activity during 1998. Interest-earning deposits increased $2.1 million during the period. Growth in securities and interest-earning deposits resulted from $5.4 million in deposit growth that was not fully offset by loan demand and gains on available-for-sale securities.

Deposits increased $5.4 million during the nine months ended September 30, 1998. The increase was due primarily to growth in demand deposit accounts. FHLB advances remained flat during the period due to liquidity needs being met by other sources.

Stockholders' equity increased $1.2 million during the nine months ended September 30, 1998. The increase was due primarily to net income of $916,000 during the period and unrealized gains on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $625,000 at September 30, 1998, compared to $823,000 at December 31, 1997. As to nonaccrual loans existing at September 30, 1998, approximately $24,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. A significant portion of the total nonperforming assets at December 31, 1997 was composed of a $600,000 real estate loan that was foreclosed on in June 1997. Since the foreclosure, the Bank has sold all property obtained, with the primary remaining piece of real estate being sold during June 1998. Properties were sold at amounts approximating their carrying values, resulting in no significant gains or losses to the Bank. Other real estate owned at September 30, 1998 consisted of one parcel of real estate of which management anticipates that net proceeds from the sale of the collateral will cover the remaining carrying value.

As of September 30, 1998, all loans 60 days or more delinquent, including nonperforming loans, totaled $977,000. Performing loans totaling $1.3 million exist that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.




                             Nonperforming Assets

                                                     September 30,  December 31,
                                                         1998           1997
                                                   ------------- ---------------

Nonaccrual loans:
      Commercial                                             $0              $0
     Real Estate Construction                                 0               0
     Real Estate Mortgage                                  $513            $306
     Home equity lines of credit                              0               0
        Consumer                                             65              71
                                                   ------------- ---------------

     Total nonaccrual loans                                 578             377
Other real estate owned                                      47             446
                                                   ------------- ---------------

     Total nonperforming assets                            $625            $823
                                                   ============= ===============

Loans past due 90 or more days
     accruing interest                                       $0              $0
Allowance for loan losses to
     nonaccrual loans                                   134.43%         204.24%
Nonperforming assets to period end
     loans and other real estate owned                    0.80%           1.11%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                           Allowance for Loan Losses

                                                        Nine Months Ended
                                                          September 30,
                                                   -----------------------------
                                                       1998           1997
                                                   ------------- ---------------

Balance, beginning of period                               $770            $702
Loans charged off:
      Commercial                                             26             115
     Real estate construction                                 0               6
     Real estate mortgage                                    24               0
     Home equity lines of credit                              0               0
        Consumer                                             64              12
                                                   ------------- ---------------

     Total loans charged-off                                114             133
                                                   ------------- ---------------

Recoveries:
      Commercial                                              0               0
     Real estate construction                                 0               0
     Real estate mortgage                                     0               0
     Home equity lines of credit                              0               0
        Consumer                                              3               3
                                                   ------------- ---------------

     Total recoveries                                         3               3
                                                   ------------- ---------------

Net charge-offs                                            (111)           (130)
Provision for loan losses                                   118             208
                                                   ------------- ---------------

Balance, end of period                                     $777            $780
                                                   ============= ===============

Allowance for loan losses to loans
     outstanding at end of period                         0.99%           1.03%

Allowance for loan losses to nonaccrual
     loans outstanding at end of period                 134.43%         206.90%

Net charge-offs to average loans
     outstanding during period                           -0.15%          -0.17%

Liquidity and Capital Resources

Liquidity represents the Bank's ability to meet present and future obligations through the sale and maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, available-for-sale investments and investments and loans maturing within one year. The Bank's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.

At September 30, 1998, the Bank had outstanding loan and line of credit commitments of $11.7 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 1998 amounted to $42.5 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.8 million for the nine months ended September 30, 1998, compared to a increase of $1.5 million for the nine months ended September 30, 1997. Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 1998, compared to $1.6 million during the same period in 1997. The fluctuations in amounts during the period from September 30, 1997 to September 30, 1998 were primarily the result of fluctuations in earnings, assets and liabilities and the impact of noncash transactions during the periods.

Net cash used in investing activities was $5.0 million during the nine months ended September 30, 1998, compared to $6.6 million for the nine months ended September 30, 1997. The fluctuations in amounts during these periods were primarily the result of increased security purchases and loan growth offset by sales of real estate owned during the nine months ended September 30, 1998, as compared to the same period of 1997. The Bank raised approximately $3.1 million in its initial public offering during August 1997 with this amount being invested in securities during the 1997 period.

Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 1998, compared to $6.5 million for the nine months ended September 30, 1997. The fluctuations in amounts during these periods were primarily the result of the $3.1 million the Bank raised in its August 1997 public offering offset by FHLB advance repayments exceeding borrowings by approximately $4.0 million during 1997.

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

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 1998.



                                 Analysis of Capital


                                                         September 30    December 31,
                                                             1998            1997
                                                         --------------  --------------

Tier 1 Capital:
       Common stock                                            $   598         $   596
       Additional paid-in capital                                3,585           3,564
       Retained earnings                                         9,353           8,170
                                                         --------------  --------------
           Total capital (GAAP)                                 13,536          12,330
       Less Intangibleses                                          (42)            (45)
       Unrealized (gains) losses                                  (438)           (170)
                                                         --------------  --------------
           Total Tier 1 capital                                $13,056         $12,115
                                                         --------------  --------------
Tier 2 Capital:
       Allowances for loan losses                                  777             732
                                                         --------------  --------------
           Total Tier 2 capital                                 13,833          12,847
                                                         --------------  --------------

Risk-weighted assets                                           $70,986         $58,521

Capital Ratios:
       Tier 1 risk-based capital ratio                          18.39%          20.70%
       Total risk-based capital ratio                           19.49%          21.95%
       Tier 1 capital to average adjusted
           total assets                                         11.67%          11.91%





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

The following table presents the Bank's interest sensitivity position at September 30, 1998. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.



                          Interest Sensitivity Analysis

                                                                          September 30, 1998
                                                   -----------------------------------------------------------------
                                                     With-in         91-365        3 to 5       Over
                                                     90 Days          Days         Years      5 Years      Total
                                                   ------------- --------------- ----------- ----------- -----------

Interest-Earning Assets:
           Loans                                        $12,906       $24,745     $33,975    $  6,459    $ 78,085
      Securities                                            803         7,170      10,977       8,468      27,418
     Money market and other
     short term securities                                3,957             0           0           0       3,957
                                                   ------------- ------------- ----------- ----------- -----------

     Total earning assets                               $17,666       $31,915     $44,952    $ 14,927    $109,460
                                                   ============= ============= =========== =========== ===========
     Cummulative earning assets                         $17,666       $49,581     $94,533    $109,460    $109,460
                                                   ============= ============= =========== =========== ===========


Interest-Bearing Liabilities:
     Money market savings                               $ 5,247       $     0     $     0    $      0    $  5,247
     Interest checking                                        0             0       9,063           0       9,063
         Savings                                              0             0      12,198           0      12,198
     Certificates of deposit                             11,614        30,913      19,909       4,403      66,839
     FHLB advances                                            0             0           0          74          74
                                                   ------------- ------------- ----------- ----------- -----------

     Total interest-bearing liabilities                 $16,861       $30,913     $41,170    $  4,477    $ 93,421
                                                   ============= ============= =========== =========== ===========
     Cummulative interest-bearing liabilities           $16,861       $47,774     $88,944    $ 93,422    $ 93,422
                                                   ============= ============= =========== =========== ===========

      Period gap                                        $   805       $ 1,002     $ 3,781    $ 10,449    $ 16,038
     Cummulative gap                                    $   805       $ 1,807     $ 5,588    $ 16,038    $ 16,038
     Ratio of cummulative interest-earning
     assets to interest-bearing liabilities              104.77%       103.78%     106.28%     117.17%     117.17%
     Ratio of cummulative gap to total
     earning assets                                        4.56%         5.66%      12.43%     107.44%      14.65%

Impact of Accounting Pronouncements

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1998. Management has studied this Statement and concluded that it does not materially affect the Company's financial condition or results of operations.

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

The Company and the Bank (collectively the Company) have adopted the five phase plan of action developed by the Federal Financial Institutions Examination Council to address Year 2000 issues. During phase one, awareness, the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements by mid 1999. Phase two, assessment, involved analyzing, prioritizing and putting each computer driven system on track for Year 2000 compliance according to the timetable establish in the awareness phase. During the third phase, renovation, necessary upgrades were ordered for hardware and software. In addition, each vendor was contacted regarding their Year 2000 progress. Phases one through three have been completed. Currently, the Company is heavily involved with the fourth phase, validation. This phase is the actual real life testing of all the new upgrades and components. Furthermore, the Company is testing with its third party service providers to make sure all new or updated year 2000 compliant systems work with its business partners. Due to the complexity and enormity of this phase, it is anticipated that it will take until June 30, 1999 for exhaustive testing to be completed. The final phase is the actual implementation of the new systems at the turn of the century, with the readiness to execute contingency plans if needed.

The number one priority is to minimize or eliminate the impact the Year 2000 date change will have on the Company's customers and shareholders. The Company has been working with due diligence on this challenge since 1996. The Company is in the enviable position of having a technologically advanced computer system already in place. The Manager of Information Systems has tested all the in house hardware and software for Year 2000 compliance. Management is working in conjunction with the Company's major service provider to perform Year 2000 application testing for its day-to-day bank operations. Using a simulated customer base, the Company will be testing virtually every type of banking transaction it performs for Year 2000 compatibility. Management has analyzed infrastructure components, like ATMs, security systems, telephones, vaults, and has acquired necessary upgrades and installations when necessary. It is anticipated that company-wide systems will be deemed Year 2000 compliant with testing which will occur through mid-1999.

In addition to collaborating with outside service providers, the Company is working with its banking customers to ensure a smooth transition into the new millennium. The Company is a resource for commercial loan customers and depositors that need guidance in preparing their own businesses for Year 2000. The Company sponsored a seminar and has provided handouts and phone consultations to assist its commercial customers and depositors in this challenge.

The Company is also seeking the guidance of outside consultants regarding its Year 2000 project plan. The Company's independent auditors will review its testing and contingency plans in conjunction with their annual audit to be conducted in early 1999. Furthermore, the Company's Year 2000 project plan will meet all the guidelines and mandates from the Federal Reserve and the Federal Financial Institutions Examination Council.

The Company has also addressed Year 2000 issues with its corporate insurance carrier during the recent renewal period. Insurance policies have been reviewed and steps have been taken to minimize the Company's insurance risk surrounding the Year 2000.

To date, the Company has spent approximately $25,000 in expenses relating to Year 2000. An estimated $15,000 more will be spent throughout the first quarter 1999. New hardware, new software, upgrades for the automated teller machines, seminar training for the staff, and sophisticated testing services have comprised the bulk of the Year 2000 expense. These costs are based on the best estimates of management. It is impossible to accurately predict every expense that may result from the Year 2000 issue; actual expenses could differ from the estimated expenses.

At this time, the Company anticipates that even the worst case Year 2000 scenario would not have a long lasting, significant adverse effect on the Company's financial condition and results of operations for the year ending December 31, 2000 and beyond. The Company has been developing contingency plans throughout each remediation phase, but it will not finalize these plans until all testing is complete; most likely during the second quarter of 1999. Although the Company has faith in the contingency plans being developed and the success of the testing being conducted, it is the opinion of management that no one can exactly predict all the possible ramifications of the Year 2000 issue.

To summarize, the Company has completed phases one through three (awareness, assessment, and renovation) and will continue to be deeply involved with the validation phase through mid 1999. All vendors and suppliers have been contacted and have provided comprehensive and reassuring Year 2000 progress reports. Presently, the Company sees no need to replace any vendor, although, alternative vendors have been compiled for contingency planning. In addition, all commercial loan and deposit customers have been contacted regarding their Year 2000 progress. The Company expects the adverse effect of Year 2000 on its commercial customers to be immaterial.

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


Scott C. Harvard                                      November 16, 1998
-----------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                      November 16, 1998
------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer