Form 10KSB
period 1998-12-31
SHORE FINANCIAL CORP
filed 1999-03-29
CIK 1045690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                      For the year ended December 31, 1998.

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
                           ---------------------------

          Virginia                                      54-1873994
--------------------------------                   -------------------
(State or other jurisdiction of                      (I.R.S Employer
 incorporation or organization)                    Identification No.)

                    25253  Lankford  Highway,  Onley,  VA 23418
                    ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code: (757) 787-1335

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($0.33 par value)
                         ------------------------------
                                (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $8,489,000.

On March 1, 1999, the aggregate market value of the 1,810,812 shares of Common Stock of the Registrant outstanding on such date, which excludes shares held by affiliates of the Registrant, was approximately $17.3 million. This figure is based on the closing price of $9.56 per share of the Registrant's Common Stock on March 1, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1999:

                   Class                Outstanding at March 1, 1999
        ------------------------------------------------------------
         Common Stock, $0.33 par value           [1,810,812]

      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1998 Annual Report to the Shareholders are incorporated by reference in Part II hereof.
(2) Portions of Registrant's 1999 Proxy Statement are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format         Yes         No   X

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

Item 1.
                                    BUSINESS

General

     Shore Financial Corporation ( the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The Company's assets consist of its investment in the Bank and approximately $2.0 million in cash and investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered, Federal Reserve member, commercial bank whose predecessor began business in 1961 and whose headquarters are in Onley, Virginia. The Bank operates six banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and the Salisbury/Wicomico County area in Maryland. At December 31, 1998, the Company had assets of $119.9 million, Bank deposits of $104.3 million and stockholders' equity of $13.8 million.
     In the summer of 1997, the Bank completed both a public and subscription rights offering, issuing 431,250 new shares of common stock that netted the Bank approximately $3.1 million in new capital. It was in August 1997 that the Bank became publicly traded on the Nasdaq Stock Market under the symbol "SHBK". In November 1997, the Bank's shareholders approved the reorganization of the bank into the holding company form of organization (the "Reorganization"), and in December 1997, the bank changed its year end from fiscal June 30, to calendar year December 31 for financial and income tax reporting purposes. Finally on March 31, 1998 the Bank was converted from a federally chartered savings bank to a Virginia chartered, Federal Reserve member, commercial bank.
     The Bank offers a full menu of banking products and services in the communities it serves. For the business customers the Bank offers checking, cash management, credit card merchant services, sweep accounts, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. For the consumer, the Bank has the only totally free checking account available in its Virginia market, along with telephone banking services, safe deposit boxes, and the largest network of ATM's on the Eastern Shore of Virginia. The bank delivers its banking services through six branch offices, including the main office, that are served by 51 dedicated employees.

Market Area

     The Bank's Main Office and three additional banking offices are located in Accomack and Northampton Counties, which comprise the Eastern Shore of Virginia. Poultry and seafood processing are major industries in the area, with Perdue Farms, Inc. and Tyson Foods, Inc. being two of the area's largest employers. Agriculture and tourism are also integral parts of the area's economy. Recently, the legislature of the Commonwealth of Virginia created a Space Port Authority to serve northern Accomack County by promoting commercial space launches from existing space flight facilities and infra structure at Wallops Island, Virginia. In Northampton County there is a recently completed Eco-Industrial Park which is committed to environmentally friendly job creation. The park is a model for others nationally and has signed its first tenant.

     During 1999, management expects to open the Bank's fifth Virginia branch and seventh overall in Parksley, Virginia. The planned full service facility will provide a banking alternative for a community that management considers under-served and will provide transaction volume support for the Bank's Onley, Virginia office which currently serves customers from that area. The Bank plans to purchase land currently owned by the town of Parksley to build the facility.

     During February 1999, the Company entered into an agreement to lease commercial office space that will accommodate the Company's administrative operations and will enable the Company to better serve the Bank's branch network and provide improved item processing service to the Bank's customers. The Company expects to move operations into the facility in April 1999.

     In 1995, the Bank expanded into the Salisbury/Wicomico County area of Maryland, which is approximately 60 miles north of the Bank's main office. The Salisbury/Wicomico County area is the economic hub of the Delmarva Peninsula and is centrally located as a crossroads on the peninsula. Approximately 215,000 people live within a 20 mile radius of the City of Salisbury. The area has a diversified economy and leading employers in the area include Perdue Farms, Inc. (poultry processing), Dresser Industries (electronic controls), Bayliner Marine (yachts), PRMC (medical services), and Salisbury State University. During November 1997, the Bank opened its second Maryland branch in the financial district of downtown Salisbury. The branch has an automated teller machine (ATM) and safe deposit boxes and management believes that its location will attract more commercial and consumer customers and will complement the existing Salisbury location.


Competition

     In its market area, the Bank competes with regional commercial banks and independent community banks with multiple offices on the Eastern Shore. These and certain other non-bank competitors may have much greater financial resources, diversified markets, and branch networks than the Bank and may be able to offer similar services at varying costs with higher lending limits. With nationwide banking, the Bank also faces the prospect of additional competitors entering its market area.

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

     The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and being the only locally-owned independent bank on the Eastern Shore of Virginia.

Credit Policies

     The principal risk associated with each of the categories of loans in the Bank's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The largest unsecured and secured individual lending authority currently granted by the Bank is $50,000 and $100,000, respectively. The President, the Chief Lending Officer and the President of the Maryland Division may individually approve unsecured loans up to $50,000 and secured loans up to $100,000. The President and the Chief Lending Officer may together approve unsecured loans between $50,000 and $100,000 and secured loans between $100,000 and $200,000. Loan applications in excess of $200,000 secured and $100,000 unsecured are approved by the Loan Committee on a weekly basis. The Loan Committee consists of the President and one additional director, with the directors rotating their service on this committee on a monthly basis. All loan applications in excess of $300,000 must be approved by the Board of Directors.

     In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1998, commitments to extend credit totaled $14.4 million.

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

     Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1998, construction and land loans outstanding were $3.7 million, or 4.6%, of gross loans. The average life of a construction loan is less than 12 months and they reprice daily based on the prime rate or are fixed for a 12-month period. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value, in addition to its usual credit analysis of its borrowers. Additionally, the Bank's officers make regular inspections of construction projects prior to disbursement of loan funds. The Bank also obtains a first lien on the security property as security for its construction loans.

     Commercial Real Estate Lending. The Bank also originates commercial real estate loans. These loans are secured by various types of commercial real estate, including multifamily residential buildings, commercial buildings and offices. At December 31, 1998, commercial real estate loans aggregated $17.5 million or 21.7% of the Bank's gross loans. The interest rates on commercial real estate loans is usually fixed for 1 to 3 years, with either a balloon feature or an additional rate increase feature. Commercial real estate loans made by the Bank generally amortize over 5 to 15 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in its market area.

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

     Commercial Loans. Beginning in fiscal year 1993, the Bank began to focus on developing its commercial loan portfolio to qualified small businesses in its market area. At December 31, 1998, commercial loans aggregated $3.6 million or 4.5% of the Bank's gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

     Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 1998, the Bank had consumer loans of $11.9 million or 14.8% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $75,000. The Bank originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

Employees

     At December 31, 1998, the Bank had 39 full-time and 16 part-time employees. The Bank considers relations with its employees to be good.


Regulation and Supervision

      Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

The Company

      General. The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and the regulation, supervision and examination requirements of the Board of Governors of the Federal Reserve System. Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Part 225, as amended. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval. Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

      Activities Obligations and Restrictions. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance funds. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

      Banking laws also provide that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the asset of any bank or savings bank subsidiaries.

      The restriction on interstate acquisitions by bank holding companies was abolished effective September 1995, and bank holding companies from any state are able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are able to branch across state lines by acquisition, merger or de novo (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

      Limitations on Transactions with Affiliates. Transactions between financial institutions such as the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of an institution is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company of an institution (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which the institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B of the FRA, no institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the institution.

      The restrictions contained in Section 22(h) of the FRA on loans to executive officers, directors and principal stockholders also apply to the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above prescribed amounts to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution, with any "interested" director not participating in the voting. The prescribed loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required generally is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

      Restrictions on Acquisitions. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be closely related to banking or to managing or controlling banks that an exception is allowed for those activities.


The Bank

      General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission's Bureau of Financial

Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve Board and the Federal Deposit Insurance Corporation. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The Federal Reserve completed its most recent examination in September, 1997. In November 1998, the Federal Reserve completed a compliance examination of the Bank.

      Insurance of Accounts. The Bank's deposits are insured to the maximum extent permitted by the SAIF and BIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against banking institutions, after giving the SCC and Federal Reserve an opportunity to take such action.

      On September 30, 1996, the Omnibus Appropriations Act (the "Act") was signed into law. The legislation authorized a one-time charge of SAIF insured institutions at a rate of 65.7 basis points per $100.00 of March 31, 1995 deposits. As a result, the Bank's assessment amounted to $447,000. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF are 1.3 and 6.4 basis points, respectively, which began January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. It is the intention of the Act that the BIF and SAIF are merged once the bank and savings association charters are merged. The Act designated the original date for this occurrence to be January 1, 1999, but it had not materialized as of the date of this report.

      Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized", "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero basis points for well capitalized, healthy institutions to 27 basis points for under capitalized institutions with substantial supervisory concerns.

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

      Regulatory Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Generally, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 1998, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 19.43%, 18.02% and 11.80%, respectively.

      Liquidity Requirements. The Bank is required to maintain adequate reserves related to the demand deposits and time deposits held by the Bank. Such reserve requirements may be imposed by the Federal Reserve and by the SCC under the Virginia Banking Act. At December 31, 1998, the Bank was maintaining appropriate reserves as required by law with respect to its demand deposits and time deposits.

      Capital Distributions. The Bank is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

      Federal Home Loan Bank System. The Bank is members of the FHLB-Atlanta, which is one of twelve regional FHLBs that administers the home financing credit functions of banking institutions. As a member of the FHLB system, the Bank is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 5% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. The Bank is required to purchase and maintain stock in the FHLB-Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans and mortgage-backed securities, 0.3% of its assets or 10% (or such greater fraction as established by the FHLB) of its outstanding FHLB advances. At December 31, 1998, the Bank held $580,500 in FHLB stock, which was in compliance with these requirements. The FHLB pays quarterly cash dividends on its stock. For the year ended December 31, 1998, the Bank received FHLB cash dividends totaling $42,000.

      Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the

FHLB system. Each FHLB makes loans (i.e., advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These polices and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.

      Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Bank is in compliance with such requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. However, because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Company's interest-earning assets.

      As a member of the Federal Reserve System, the Bank is required to purchase shares of Federal Reserve Bank stock with a par value of $100 equal to 6.0% of the bank's capital and surplus. One-half of the amount of the bank's subscription shall be paid to the Federal Reserve Bank and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. At December 31, 1998, the Bank owned $124,800 in Federal Reserve Stock which was in compliance with these requirements.


Federal Taxation

      General. The Company and the Bank are subject to the applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code that apply to banks and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

      Under the applicable statutes of limitation, the Bank's federal income tax returns for 1994 through 1997 are open to examination by the Internal Revenue Service (the "Service"). The Bank is unaware, however, of any current or pending Service examinations of the Bank's returns for any of those open years.

      Historically, the Bank has reported its income and expenses on the accrual method of accounting and filed its federal income tax returns on a June 30 fiscal year basis. Effective December 29, 1997, the Bank changed its year end to a calendar year basis for financial and income tax reporting purposes. The Company's fiscal year end is also December 31.

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

      During 1996, new tax legislation was enacted that repealed the reserve method of accounting for bad debts of qualified thrift institutions and, for years after 1995, the Bank will only be eligible to claim tax deductions for bad debts under the rules for banks. Because the Bank was a small thrift institution (one with an adjusted basis of assets of less than $500 million) at that time it is permitted to compute its bad debt deduction using the experience method in lieu of deducting bad debts only as they occur.

     Additionally, the new legislation requires a thrift institution to recapture over a six-year period its reserve as of December 31, 1995, to the extent it exceeds its reserve balance at December 31, 1987. As a result of such legislation, the Bank is recapturing into taxable income approximately $497,000 ratably over six fiscal years. The income is includable over the third through eighth years following the fiscal year ending June 30, 1997, since the Bank meets the residential loan requirement exception in the legislation. See Note 2 of the notes to the financial statements.

      The Bank's retained earnings at December 31, 1998 included approximately $783,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount was not subject to federal income taxes upon the Bank converting from a federal savings bank to a state chartered commercial bank. However, the Bank is subject to the same recapture provisions it was subject to as a savings association.

      Corporate Minimum Tax. The Bank could be subject to an alternative minimum tax ("AMT") which is imposed to the extent that it exceeds the Bank's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and (ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). The Bank was not subject to the AMT in 1997, and does not expect to be subject to AMT in the foreseeable future.

State and Local Taxation

      The Bank, as a Virginia chartered bank, is subject to Virginia's Bank Franchise Tax. Under this system, the Bank's net capital is subject to tax at a rate of one percent. Net capital is composed generally of the equity accounts (common stock, additional paid-in capital, and retained earnings) adjusted for investments in real and personal property, certain reserves, and certain securities exempt from state taxation.

      The Company is subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of six percent on a combined net income of a Virginia corporation and its subsidiaries as reported for federal income tax purposes, with certain modifications.


Item 2.
------
                                   PROPERTIES


      The Main Office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2000, with four five-year renewals. During February 1999, the Company entered into a five year lease agreement (with two five-year renewals) to lease commercial office space that will accommodate the Company's administrative operations and enable it to bring the Bank's item processing function in house. The Bank operates five other banking offices (3 in Virginia and 2 in Salisbury, Maryland), with all but the downtown Salisbury branch being owned free of any encumbrances. The Bank leases the downtown Salisbury branch location under an agreement expiring in 2002, with three five-year renewals.

Item 3.
------

                                LEGAL PROCEEDINGS

      In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

Item 4.
------
             SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


Item 5.
------

     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information included under "Market Price for Common Stock" appearing on page 50 of the Annual Report is incorporated herein by reference.


Item 6.
------

 SELECTED CONSOLIDATED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information included under "Selected Financial Highlights" appearing on page 3 of the Annual Report and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 23 of the Annual Report are incorporated herein by reference.


Item 7.
------
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and the notes thereto on pages 24 through 49 of the Annual Report are incorporated herein by reference.


Item 8.
------

   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                   DISCLOSURE

      None.

                                    PART III

Item 9.
------

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT


Item 10.
-------

                             EXECUTIVE COMPENSATION


Item 11.
-------

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Item 12.
-------

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Pursuant to General Instructions E (3), the information called for by Part III, Items 9. through 12., is incorporated herein by reference from the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on April 20, 1999, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on or prior to March 18, 1999.

                                     PART IV


Item  13.
--------
                              EXHIBITS AND FORM 8-K


(a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

       No.                                  Description
       ---                                  -----------

      11.0  Earnings Per Share Computation. *

      13.0  1998 Annual Report to Shareholders.

      21.0 Subsidiaries of the Registrant -- Reference is made to "Item 1. Business" for the required information.

      27.0  Financial Data Schedule.
---------------------
* Information required herein is incorporated by reference from Note 15 on page 46 of the financial statements attached hereto to this Form 10-KSB.

(b) Reports on Form 8-K. No reports were filed by the registrant during the quarter ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHORE FINANCIAL CORPORATION

                                                By:   /s/ Scott C. Harvard
                                                ---   --------------------
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


       Signature                         Capacity                             Date
       ---------                         --------                             ----

/s/ Henry P. Custis, Jr.         Chairman of the Board and                 March 26, 1999
-----------------------                   Director
Henry P Custis, Jr.

/s/ Scott C. Harvard          President (Principal Executive                March 26, 1999
---------------------         Officer) and Director
Scott C. Harvard

/s/ Steven M. Belote          Treasurer (Principal Financial                March 26, 1999
--------------------          Officer and Accounting Officer)
Steven M. Belote

/s/ Terrell E. Boothe                Director                               March 26,1999
---------------------
Terrell E. Boothe

/s/ D. Page Elmore                   Director                               March 26,1999
---------------------
D. Page Elmore

/s/ Richard F. Hall, III             Director                               March 26, 1999
-----------------------
Richard F. Hall, III

/s/ Lloyd J. Kellam, III             Director                               March 26, 1999
------------------------
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury             Director                               March 26,1999
------------------------
L. Dixon Leatherbury

/s/ A. Jackson Mason                 Director                               March 26,1999
------------------------
A. Jackson Mason

                                       16