Form 10QSB
period 1999-03-31
SHORE FINANCIAL CORP
filed 1999-05-17
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934
             For the quarterly period ended March 31, 1999

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------ ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 000-23847

                          SHORE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Virginia                                             54-1873994
--------------------------                                ----------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

   25253 Lankford Highway
    Onley, Virginia                                             23418
-------------------------                                     ----------
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

Number of shares of Common Stock outstanding as of May 13, 1999:  1,810,812

Transitional Small Business Disclosure Format:  Yes_______  No   X

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

                  Consolidated Statements of Income for the Three Months Ended March 31, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

                  Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1999

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

                                   SIGNATURES

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


                                                               March 31,      December 31,
                                                                 1999             1998
----------------------------------------------------------------------------------------------------
                                                              (Unaudited)
                               ASSETS

Cash (including interest - earning deposits of
     approximately $3,549,000 and $1,442,000, respectively)   $  5,406,008   $  3,900,861
Investment securities:
     Held to maturity (fair value of $1,184,000 and
        $3,702,000, respectively)                                1,183,676      3,696,685
     Available for sale (amortized cost of $28,513,000 and
        $27,836,000, respectively)                              28,723,006     28,352,312
Investment in Federal Home Loan Bank stock,
     at cost                                                       580,500        580,500
Investment in Federal Reserve Bank stock, at cost                  124,800        124,800
Loans receivable, net                                           84,388,432     79,659,005
Premises and equipment, net                                      2,458,667      2,308,181
Real estate owned                                                   71,178         49,177
Accrued interest receivable                                      1,008,394      1,023,522
Prepaid expenses and other assets                                  334,446        252,805
                                  ----------------------------------------------------------------------

                                                              $124,279,107   $119,947,848
                                  ----------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                      $108,590,736   $104,308,906
Advances from Federal Home Loan Bank                             1,072,635      1,073,853
Advance payments by borrowers for taxes
     and insurance                                                 332,100        205,815
Accrued interest payable                                            47,871         37,292
Accrued expenses and other liabilities                             436,340        533,195
                                  ----------------------------------------------------------------------
          Total liabilities                                    110,479,682    106,159,061
                                  ----------------------------------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                   --             --
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,810,812 shares issued and
        outstanding                                                597,568        597,568
     Additional capital                                          3,584,652      3,584,652
     Retained earnings, substantially restricted                 9,487,905      9,265,567
     Accumulated other comprehensive income                        129,300        341,000
                                  ----------------------------------------------------------------------
          Total stockholders' equity                            13,799,425     13,788,787
                                  ----------------------------------------------------------------------

                                                              $124,279,107   $119,947,848
                                  ======================================================================


   The accompanying notes are an integral part of these financial statements.

                        SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Income



                                                         Three Months Ended March 31,
                                                    -----------------------------------------
                                                           1999               1998
-------------------------------------------------------------------------------------------

Interest income
     Loans                                              $    1,725,532      $    1,673,162
     Investments                                               440,889             424,536
                                                    ---------------------------------------
        Total interest income                                2,166,421           2,097,698
                                                    ---------------------------------------

Interest expense
     Deposits                                                1,090,514           1,072,596
     FHLB advances                                              18,420                 546
                                                    ---------------------------------------
        Total interest expense                               1,108,934           1,073,142
                                                    ---------------------------------------

Net interest income                                          1,057,487           1,024,556

Provision for loan losses                                       58,300              36,300
                                                    ---------------------------------------

Net interest income after
     provision for loan losses                                 999,187             988,256
                                                    ---------------------------------------

Noninterest income
     Deposit account fees                                      158,635             117,268
     Loan fees                                                  41,603              32,185
     Other                                                      48,614              56,510
                                                    ---------------------------------------
        Total noninterest income                               248,852             205,963
                                                    ---------------------------------------

Noninterest expense
     Compensation and employee
        benefits                                               310,088             324,532
     Occupancy and equipment                                   168,974             159,237
     Advertising                                                13,027              15,664
     Data processing                                           120,445             110,984
     Federal insurance premium                                  15,345              15,212
     Other                                                      91,265              82,180
                                                    ---------------------------------------
        Total noninterest expense                              719,144             707,809
                                                    ---------------------------------------

Income before income taxes                                     528,895             486,410

Income taxes                                                   179,800             180,000
                                                    ---------------------------------------

Net income                                              $      349,095      $      306,410
                                                    =======================================


Earnings Per Common Share:
        Basic                                           $         0.19      $         0.17
                                                    =======================================

        Diluted                                         $         0.19      $         0.17
                                                    =======================================


   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity


Three Months Ended March 31, 1999
------------------------------------------------------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                Other
                                              Common       Additional      Retained        Comprehensive
                                              Stock         Capital        Earnings           Income              Total
                                          --------------- --------------  --------------  ------------------  ----------------
Balance, December 31, 1998                       597,568      3,584,652       9,265,567             341,000        13,788,787

Common stock dividend declared                         -              -        (126,757)                  -          (126,757)

Comprehensive income                                   -              -         349,095            (211,700)          137,395
                                          ------------------------------------------------------------------------------------

Balance, March 31, 1999                    $     597,568   $  3,584,652    $  9,487,905    $        129,300    $   13,799,425
                                          ====================================================================================

   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows



                                                                             Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                 1999              1998
--------------------------------------------------------------------------------------------- ----------------
Cash flows from operating activities
     Net income                                                            $         349,095   $      306,410
     Adjustments to reconcile to net cash
        provided by operating activities:
          Provision for loan losses                                                   58,300           36,300
          Depreciation and amortization                                               65,729           68,966
          Amortization of premium and accretion
             of discount on securities, net                                           (1,081)            (669)
          Gain on sale of securities                                                 (16,243)         (27,676)
          Loss on sale of premises and
             equipment                                                                     -            1,146
          Change in net deferred loan fees                                           (26,939)         (32,753)
          Loss  on sale of repossessed assets                                              -            2,450
          (Increase) decrease in other assets                                        (68,622)          36,012
          Increase in other liabilities                                              149,109          200,572
                                                                          ------------------------------------
             Net cash provided by operating activities                               509,348          590,758
                                                                          ------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                    (3,467,654)      (5,182,609)
     Proceeds from maturities and sales of
        available-for-sale securities                                              2,785,000        3,885,502
     Purchase of held-to-maturity securities                                               -                -
     Proceeds from maturities of held-to-maturity
        securities                                                                 2,521,493          500,000
     Loan origination, net of repayments                                          (4,782,789)      (1,476,575)
     Proceeds from sale of premises and equipment                                          -            1,844
     Purchase of premises and equipment                                             (214,106)        (121,056)
     Proceeds from sale of real estate owned                                               -            1,331
                                                                          ------------------------------------
             Net cash used by investing activities                                (3,158,056)      (2,391,563)
                                                                          ------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                               3,065,762        3,161,691
     Net increase in time deposits                                                 1,216,068          276,562
     Proceeds from FHLB advances                                                   1,800,000                -
     Repayments of FHLB advances                                                  (1,801,218)          (1,147)
     Payment of dividend on common stock                                            (126,757)               -
                                                                          ------------------------------------
             Net cash provided by financing activities                             4,153,855        3,437,106
                                                                          ------------------------------------

Increase (decrease) in cash and cash equivalents                                   1,505,147        1,636,301

Cash and cash equivalents, beginning of period                                     3,900,861        4,190,551
                                                                          ------------------------------------

Cash and cash equivalents, end of period                                   $       5,406,008   $    5,826,852
                                                                          ====================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                              $       1,098,355   $    1,038,867
     Cash paid for income taxes                                            $         142,000   $      190,114


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
        through foreclosure                                                $          22,001   $            -


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Prior to that the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia.

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 1999 and 1998.






                                                        Three Months Ended March 31,
                                                      -------------------------------------
                                                            1999              1998
                                                         ------------     --------------

Net income (numerator, basic and diluted)              $     349,095    $       306,410
Weighted average shares outstanding
(denominator)                                              1,810,812          1,804,812
                                                         ------------     --------------

Earnings per common share - basic                      $        0.19    $          0.17
                                                         ============     ==============

Effect of dilutive securities:

Weighted average shares outstanding                        1,810,812          1,804,812
Effect of stock options                                       15,585             20,640
                                                         ------------     --------------
Diluted average shares outstanding
(denominator)                                              1,826,397          1,825,452
                                                         ------------     --------------

Earnings per common share -
assuming dilution                                      $        0.19    $          0.17
                                                         ============     ==============





NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 1999 and 1998:


Shore Financial Corporation
Comprehensive Income



                                   Three Months Ended March 31,
                                 ---------------------------------
                                      1999            1998
                                 ---------------  ----------------

Net income                        $     349,095    $      306,410
Other comprehensive income             (211,700)           11,200
                                    ------------     -------------

Total comprehensive income        $     137,395    $      317,610
                                    ============     =============

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 1999 and 1998.



                                             Three Months Ended March 31,
                                            --------------------------------
                                                1999            1998
                                            --------------  ----------------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period             $    (304,600)   $       45,500
Less: reclassification adjustment
      for gains (losses) included in income        16,200            27,700
                                              --------------   -------------

Total other comprehensice income (loss)
     before income tax expense                   (320,800)           17,800

Income tax (expense) benefit                      109,100            (6,600)
                                              --------------   -------------

Net unrealized gains (losses)               $    (211,700)   $       11,200
                                              ==============   =============



NOTE 5 - STOCKHOLDERS' EQUITY

During the period ended March 31, 1999, the Company declared a $0.07 per share cash dividend paid on March 21, 1999 to all shareholders of record on March 1, 1999. The dividend totaled approximately $127,000, or 10% of 1998 annual earnings.


NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

During the three months ended March 31, 1999, the Bank borrowed $1.0 million from the Federal Home Loan Bank to fund fixed rate loans with terms of up to fifteen years. The repayment terms of the borrowing call for quarterly principal and interest payments for fifteen years at a 5.55% annual rate of interest. The borrowing will be collateralized by specific fifteen year fixed rate loans and the Bank is subject to a penalty if it prepays the borrowing.

Item 2 - Management's Discussion and Analysis of
        Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 1999 increased $43,000, or 14.0%, to $349,100, compared to net income of $306,400 for the same period in the prior year. Earnings were positively impacted during the March 1999 quarter by a 20.8% increase in noninterest income and a 3.3% increase in net interest income as compared to the March 1998 period. Additionally, noninterest expense remained relatively flat with an increase of 1.6% over the March 1998 period.
Earnings for the March 1998 quarter include approximately $60,000 in cost associated with operating the newest branch office, located in Salisbury, Maryland, which opened in November 1997. This branch operated at break-even during the three months ended March 31, 1999.

Net Interest Income

Net interest income increased $33,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase occurred despite a decrease in net interest margin to 3.88% during the March 1999 quarter as compared to 3.96% for the March 1998 period. The interest rate spread decreased to 3.24% for the three months ended March 31, 1999, as compared to 3.36% for the 1998 three month period. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $8.5 million at March 31, 1999 as compared $6.5 million at March 31, 1998. Including average noninterest-bearing deposits in calculating the cost of funds results in an interest rate spread of 3.55% for the three months ended March 31, 1999 as compared to 3.66% for the same period in 1998. This comparison more accurately reflects how management evaluates the Bank's cost of funds and makes decisions regarding deposit pricing. Decreases in net interest margin and net interest spread for the three months ended March 31, 1999 reflect the lower interest rate environment in existence during the March 1999 quarter as compared to the same period of 1998.

Interest income increased $69,000 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase resulted from the average balance of loans increasing by $8.1 during the period, primarily in commercial and consumer lending and home equity lines. Additionally, the average balance of securities increased by $1.8 million. Although outstanding loans increased significantly during the period, lower interest rates caused a decrease in the yield on loans to 8.33% for the three months ended March 31, 1999 as compared to 8.94% for the 1998 period.

Interest expense increased $36,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This is due average interest-bearing liabilities increasing by $9.3 million during the quarter ended March 31, 1999 as compared to the same period of 1998. This increase was offset by a decrease in the average rate on interest-bearing liabilities from 4.76% in 1998 to 4.46% for the March 1999 period. An increased emphasis on attracting lower costing interest-bearing and noninterest-bearing commercial and consumer deposit relationships and a lower interest rate environment have contributed to the lower deposit rates.

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

             Average Balances, Income and Expenses, Yields and Rates


                                                              Three Months Ended March 31,
                                          ---------------------------------------------------------------------
                                                         1999                              1998
                                          ----------------------------------- ---------------------------------
                                           Average     Income/      Yield/     Average     Income/    Yield/
                                           Balance     Expense       Rate      Balance     Expense     Rate
                                          ----------  -----------  ---------- ----------  ---------- ----------
Assets:
        Securities (1)                      $30,873         $483       6.26%    $25,661        $386      6.02%
        Loans (net of unearned income):
             Real Estate Mortgage            44,505          887       7.97%     47,829       1,038      8.68%
             Real Estate Construction         1,536           31       8.00%      1,119          23      8.22%
             Commercial                      23,641          519       8.78%     15,410         358      9.29%
             Home Equity Lines                5,633          121       8.62%      5,449         130      9.54%
             Consumer                         7,530          167       8.84%      4,974         123      9.89%
                                          ----------  -----------             ----------  ----------
                    Total loans              82,845        1,725       8.33%     74,781       1,672      8.94%
                                          ----------  -----------             ----------  ----------
        Federal funds sold                        0            0       0.00%          0           0      0.00%
        Interest-bearing deposits
             in other banks                   2,482           28       4.51%      2,874          39      5.43%
                                          ----------  -----------             ----------  ----------
                  Total earning assets      116,200        2,236       7.70%    103,316       2,097      8.12%
                                          ----------  -----------             ----------  ----------
        Less: allowance for loan losses        (923)                               (765)
        Total nonearning assets               6,620                               6,980
                                          ----------                          ----------
        Total assets                       $121,897                            $109,531
                                          ==========                          ==========

Liabilities
        Interest-bearing deposits:
             Checking and savings           $29,701         $190       2.56%    $20,832        $122      2.34%
             Time deposits                   68,292          901       5.28%     69,188         950      5.49%
                                          ----------  -----------             ----------  ----------

                  Total interest-bearing
                       deposits              97,993        1,091       4.45%     90,020       1,072      4.76%

        FHLB advances                         1,436           18       5.01%         74           1      3.00%
                                          ----------  -----------             ----------  ----------
                  Total interest-bearing
                    liabilities              99,429        1,109       4.46%     90,094       1,073      4.76%
                                                      -----------                         ----------
        Non-interest bearing liabilities:
             Demand deposits                  7,515                               6,200
             Other liabilities                1,128                                 719
                                          ----------                          ----------

        Total liabilities                   108,072                              97,013
        Stockholders' equity                 13,825                              12,518
                                          ----------                          ----------

        Total liabilities and stockholders'
             equity                        $121,897                            $109,531
                                          ==========                          ==========

        Net interest income                               $1,127                             $1,024
                                                      ===========                         ==========

        Interest rate spread (1)                                       3.24%                             3.36%
        Net interest margin (1)                                        3.88%                             3.96%

          (1) Tax equivalent basis.


Noninterest Income

Noninterest income was $249,000 during the three months ended March 31, 1999 as compared to $206,000 for the same period in 1998, an increase of $43,000 or 20.8%. Increases in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period contributed significantly to this increase in income.

Noninterest Expense

Noninterest expense was $719,000 during the three months ended March 31, 1999 as compared to $708,000 for the same period in 1998, an increase of $11,000 or 1.6%. This relatively nominal increase was primarily due to cost control measures implemented during the later part of 1998 and a significant increase in loan activity during the March 1999 period that caused an increase in expenses deferred and amortized over the life of the loans.

Financial Condition

During the three months ended March 31, 1999, the Company increased its assets $4.4 million from $119.9 million at December 31, 1998, to $124.3 million at March 31, 1999. This increase was due primarily to increases in net loans of $4.7 million. Consolidation and other changes in the local banking market during 1998 created increased lending opportunities for the Bank. These opportunities along with a lower interest rate environment have continued to positively affect loan demand through the first quarter of 1999. Additionally, continued growth in the Bank's Maryland market has improved lending activity. Increased loan demand more than offset the $4.3 million in deposit growth during the period. Securities and interest-earning deposits were flat during the period.

Deposits increased $4.3 million during the three months ended March 31, 1999. The increase was due primarily to growth in demand deposit accounts. During the period, the Bank borrowed $1.0 million from the Federal Home Loan Bank to fund fixed rate loans with terms of up to fifteen years. Approximately $1.0 million of short-term Federal Home Loan Bank advances outstanding at December 31, 1998 were paid during the period.

Stockholders' equity remained relatively flat at $13.8 million for the three months ended March 31, 1999. Net income of $349,000 for the period was offset by the $127,000 common stock dividend declared and reductions in unrealized gains on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $685,000 at March 31, 1999, compared to $717,000 at December 31, 1998. As to nonaccrual loans existing at March 31, 1999, approximately $20,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued.

At March 31, 1999, all loans 60 days or more delinquent, including nonperforming loans, totaled $971,000. Performing loans totaling $595,000 existed that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.




                                         Nonperforming Assets


                                            March 31,              December 31,
                                               1999                 1998
                                          ---------------     -----------------

Nonaccrual loans:
      Commercial                        $              0    $                0
      Real Estate Construction                         0                     0
      Real Estate Mortgage                           590                   555
      Home equity lines of credit                      0                     0
      Consumer                                        24                   113
                                          ---------------     -----------------

      Total nonaccrual loans                         614                   668
Other real estate owned                               71                    49
                                          ---------------     -----------------

      Total nonperforming assets        $            685    $              717
                                          ===============     =================

Loans past due 90 or more days
      accruing interest                               $0                    $0
Allowance for loan losses to
      nonaccrual loans                           154.89%               137.72%
Nonperforming assets to period end
      loans and other real estate owned            0.80%                 0.89%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                       Allowance for Loan Losses


                                           Three Months Ended March 31,
                                       -------------------------------------
                                            1999                 1998
                                       ---------------     -----------------

Balance, beginning of period         $            920    $              770
Loans charged off:
      Commercial                                    0                    26
      Real estate construction                      0                     0
      Real estate mortgage                         14                     0
      Home equity lines of credit                   0                     0
      Consumer                                     21                     8
                                       ---------------     -----------------

      Total loans charged-off                      35                    34
                                       ---------------     -----------------

Recoveries:
      Commercial                                    0                     0
      Real estate construction                      0                     0
      Real estate mortgage                          0                     0
      Home equity lines of credit                   0                     0
      Consumer                                      8                     3
                                       ---------------     -----------------

      Total recoveries                              8                     3
                                       ---------------     -----------------

Net charge-offs                                   (27)                  (31)
Provision for loan losses                          58                    36
                                       ---------------     -----------------

Balance, end of period               $            951    $              775
                                       ===============     =================

Allowance for loan losses to loans
      outstanding at end of period              1.11%                 1.03%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period      154.89%               119.97%

Net charge-offs to average loans
      outstanding during period                -0.03%                -0.04%

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

At March 31, 1999, the Bank had outstanding loan and line of credit commitments of $10.7 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 1999 amounted to $45.3 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.5 million for the three months ended March 31, 1999, compared to a increase of $1.6 million for the three months ended March 31, 1998. Net cash provided by operating activities was $509,000 for the three months ended March 31, 1999, compared to $591,000 during the same period in 1998. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $3.2 million during the three months ended March 31, 1999, compared to $2.4 million for the three months ended March 31, 1998. The fluctuations in amounts during these periods were primarily the result of increased loan growth offset by maturities of investment securities during the three months ended March 31, 1999, as compared to the same period of 1998.

Net cash provided by financing activities was $4.2 million for the three months ended March 31, 1999, compared to $3.4 million for the three months ended March 31, 1998. The fluctuations in amounts during these periods were primarily the result of increased deposit growth during the March 1999 quarter as compared to the March 1998 period.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Banking Subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its Banking Subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 1999.


                                             Analysis of Capital

                                             March 31,    December 31,
                                               1999          1998
                                        -------------- -----------------

Tier 1 Capital:
        Common stock                     $     598    $       598
        Additional paid-in capital           3,585          3,585
        Retained earnings                    9,487          9,265
        Comprehensive income                   129            341
                                        -----------  -------------
             Total capital (GAAP)           13,799         13,789
        Less:Intangibles                       (40)           (41)
        Unrealized (gains) losses             (129)          (341)
                                        -----------  -------------
             Total Tier 1 capital        $  13,630    $    13,407
                                        -----------  -------------


Tier 2 Capital:
        Allowances for loan losses             951            801
        Other required deductions                0            246
                                        -----------  -------------
             Total Tier 2 capital        $  14,581    $    14,454
                                        -----------  -------------

Risk-weighted assets                     $  80,880    $    74,400

Capital Ratios (1):
        Tier 1 risk-based capital ratio     16.85%         18.02%
        Total risk-based capital ratio      18.03%         19.43%
        Tier 1 capital to average adjusted
             total assets                   11.18%         11.80%




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

The following table presents the Bank's interest sensitivity position at March 31, 1999. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.

                          Interest Sensitivity Analysis

                                                                                               March 31, 1999
                                                        ----------------------------------------------------------------------------
                                                           With-in       91-365            1 to 5         Over
                                                           90 Days        Days              Years       5 Years           Total
                                                        ---------------  ----------     ------------- ----------       -------------
Interest-Earning Assets:
      Loans                                                  $ 15,214       $ 22,822        $ 30,472        $ 16,831       $ 85,339
      Securities                                                1,000          2,385          16,032          10,298         29,715
      Money market and other
      short term securities                                     3,549              0               0               0          3,549
                                                      ----------------------------------------------   -------------  -------------

      Total earning assets                                   $ 19,763       $ 25,207        $ 46,504        $ 27,129       $118,603
                                                      ==============================================   =============  =============
      Cummulative earning assets                             $ 19,763       $ 44,970        $ 91,474        $118,603       $118,603
                                                      ==============================================   =============  =============


Interest-Bearing Liabilities:
      Money market savings                                      7,397              0               0               0          7,397
      Interest checking                                             0              0          10,254               0         10,254
      Savings                                                       0              0          13,183               0         13,183
      Certificates of deposit                                  11,705         33,635          19,206           4,700         69,246
       FHLB advances                                                0              0               0           1,073          1,073
                                                      ----------------------------------------------   -------------  -------------

      Total interest-bearing liabilities                     $ 19,102       $ 33,635        $ 42,643        $  5,773       $101,153
                                                      ==============================================   =============  =============
      Cummulative interest-bearing liabilities                 19,102         52,737          95,380         101,153        101,153
                                                      ==============================================   =============  =============

          Period gap                                         $    661       $ (8,428)       $  3,861        $ 21,356       $ 17,450
      Cummulative gap                                        $    661       $ (7,767)       $ (3,906)       $ 17,450       $ 17,450
      Ratio of cummulative interest-earning
      assets to interest-bearing liabilities                   103.46%         85.27%          95.90%         117.25%        117.25%
      Ratio of cummulative gap to total
      earning assets                                             0.56%         -6.55%          -3.29%          14.71%         14.71%


Impact of Accounting Pronouncements

Financial   Accounting   Standards  Board  Statement  No.  133,  Accounting  for
Derivative  Instruments  and Hedging  Activities,  was issued in June 1998. This
Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management will assess the impact, if any, on the Company's financial statements.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This SOP is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Generally, internal costs with respect to software configuration and interface, coding, installation to hardware, testing (including parallel processing), and data conversion costs allowing access of old data by new systems should be capitalized. All other data conversion costs, training, application maintenance, and ongoing support activities should be expensed. The Company's adoption of this SOP on January 1, 1999 did not materially impact the Company's consolidated financial condition or consolidated results of operations.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Startup Activities, in April 1998. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to startup activities and costs of organization of both development state and established operating activities, and it changes existing practice for some industries. The SOP broadly defines startup activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with banking industry practice its is the Company's policy to expense such costs. Therefore, its adoption on January 1, 1999 did not materially affect the Company's financial position or results of operations.

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

The Company and the Bank (collectively the Company) have adopted the five phase plan of action developed by the Federal Financial Institutions Examination Council to address Year 2000 issues. During phase one, awareness, the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements by mid 1999. Phase two, assessment, involved analyzing, prioritizing and putting each computer driven system on track for Year 2000 compliance according to the timetable establish in the awareness phase. During the third phase, renovation, necessary upgrades were ordered for hardware and software. In addition, each vendor was contacted regarding their Year 2000 progress. Phases one through three have been completed. Phase four, validation, involves the actual real life testing of all the new upgrades and components. Furthermore, the Company is testing with its third party service providers to make sure all new or updated year 2000 compliant systems work with its business partners. Due to the complexity and enormity of this phase, it is anticipated that it will take until June 30, 1999 for exhaustive testing to be completed. The final phase is the actual implementation of the new systems at the turn of the century, with the readiness to execute contingency plans if needed.

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

      In addition to collaborating with outside service providers, the Company is working with its banking customers to ensure a smooth transition into the new millennium. The Company has contacted all significant commercial deposit customers to assess their Year 2000 readiness and each quarter reviews its list of new commercial deposit customers so that they may be contacted and assessed also. The Company has assessed the risk of all its commercial loan customers and monitors those that possess significant risk. Loan officers assess the risk of new commercial loan customers when they apply for the loan and monitor them accordingly.

      To date, the Company has spent approximately $30,000 in expenses directly relating to Year 2000. An estimated $25,000 more will be spent throughout 1999. New hardware, new software, upgrades for the automated teller machines, seminar training for the staff, and sophisticated testing services have comprised the bulk of the Year 2000 expense. These costs are based on the best estimates of management. It is impossible to accurately predict every expense that may result from the Year 2000 issue; actual expenses could differ from the estimated expenses.

      At this time, the Company anticipates that even the worst case Year 2000 scenario would not have a long lasting, significant adverse effect on the Company's financial condition and results of operations for the year ending December 31, 2000 and beyond. The Company has been developing contingency plans throughout each remediation phase, but it will not finalize these plans until all testing is complete; most likely during the second quarter of 1999. Although the Company has faith in its ability to develop adequate contingency plans and the success of the testing being conducted, it is the opinion of management that no one can exactly predict all the possible ramifications of the Year 2000 issue.

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


/s/ Scott C. Harvard                                      May 13, 1999
--------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                      May 13, 1999
--------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer