Form 10QSB
period 1999-06-30
SHORE FINANCIAL CORP
filed 1999-08-16
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


            Virginia                                          54-1873994
------------------------------------                   -------------------------
   (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification Number)

   25253 Lankford Highway
        Onley, Virginia                                        23418
---------------------------                              ------------------
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

Number of shares of Common Stock outstanding as of August 13, 1999:  1,810,812

Transitional Small Business Disclosure Format:  Yes             No   X

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

                   Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 1999 and 1998

                   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

                   Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1999

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

                                   SIGNATURES

                      SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Financial Condition


                                                              June 30,    December 31,
                                                               1999           1998
----------------------------------------------------------------------------------------
                                                           (Unaudited)
                         ASSETS


Cash (including interest - earning deposits of
    approximately $1,775,000 and $1,442,000, respectively) $   5,169,218  $   3,900,861
Investment securities:
    Held to maturity (fair value of $1,379,000 and
       $3,702,000, respectively)                               1,391,166      3,696,685
    Available for sale (amortized cost of $27,767,000 and
       $27,836,000, respectively)                             27,208,911     28,352,312
Investment in Federal Home Loan Bank stock,
    at cost                                                      491,800        580,500
Investment in Federal Reserve Bank stock, at cost                124,800        124,800
Loans receivable, net                                         87,019,656     79,659,005
Premises and equipment, net                                    2,520,849      2,308,181
Real estate owned                                                 78,307         49,177
Accrued interest receivable                                    1,073,816      1,023,522
Prepaid expenses and other assets                                520,584        252,805
                                                          ------------------------------

                                                           $ 125,599,107  $ 119,947,848
                                                          ------------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                   $ 107,505,455  $ 104,308,906
Advances from Federal Home Loan Bank                           3,955,968      1,073,853
Advance payments by borrowers for taxes
    and insurance                                                287,721        205,815
Accrued interest payable                                          37,984         37,292
Accrued expenses and other liabilities                           210,996        533,195
                                                          ------------------------------
         Total liabilities                                   111,998,124    106,159,061
                                                          ------------------------------

Stockholders' equity
    Preferred stock, par value $1 per share, 500,000
       shares authorized; none issued and
       outstanding                                                     -              -
    Common stock, par value $.33 per share, 5,000,000
       shares authorized; 1,810,812 shares issued and
       outstanding                                               597,568        597,568
    Additional capital                                         3,584,652      3,584,652
    Retained earnings, substantially restricted                9,798,963      9,265,567
    Accumulated other comprehensive income                      (380,200)       341,000
                                                          ------------------------------
         Total stockholders' equity                           13,600,983     13,788,787
                                                          ------------------------------

                                                           $ 125,599,107  $ 119,947,848
                                                          ==============================


   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income




                                                                                                    Six Months Ended
                                          Three Months Ended June 30,                                   June 30,
                                   --------------------------------------------------- ---------------------------------------------
                                             1999                    1998                    1999                     1998
-------------------------------------------------------------------------------------- ---------------------------------------------
Interest income
     Loans                                $       1,753,712     $       1,681,247        $      3,479,244        $       3,354,409
     Investments                                    426,338               421,414                 867,227                  845,950
                                     --------------------------------------------- ------------------------------------------------
         Total interest income                    2,180,050             2,102,661               4,346,471                4,200,359
                                     --------------------------------------------- ------------------------------------------------

Interest expense
     Deposits                                     1,063,010             1,085,907               2,153,524                2,158,502
     FHLB advances                                   28,986                   588                  47,406                    1,134
                                     --------------------------------------------- ------------------------------------------------
         Total interest expense                   1,091,996             1,086,495               2,200,930                2,159,636
                                     --------------------------------------------- ------------------------------------------------

Net interest income                               1,088,054             1,016,166               2,145,541                2,040,723

Provision for loan losses                           267,300                39,300                 325,600                   75,600
                                     --------------------------------------------- ------------------------------------------------

Net interest income after
     provision for loan losses                      820,754               976,866               1,819,941                1,965,123
                                     --------------------------------------------- ------------------------------------------------

Noninterest income
     Deposit account fees                           175,578               138,886                 334,213                  256,155
     Loan fees                                       41,163                27,522                  82,767                   59,707
     Gains on sales of securities                   225,956                 2,970                 242,199                   30,646
     Other                                           22,923                32,483                  55,292                   61,318
                                     --------------------------------------------- ------------------------------------------------
         Total noninterest income                   465,620               201,861                 714,471                  407,826
                                     --------------------------------------------- ------------------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                   348,541               296,619                 658,629                  621,151
     Occupancy and equipment                        205,516               162,417                 374,490                  321,654
     Advertising                                     16,461                16,413                  29,488                   32,078
     Data processing                                144,172                92,214                 264,618                  231,282
     Federal insurance premium                       15,269                14,764                  30,614                   29,976
     Other                                           85,093               136,001                 176,320                  190,098
                                     --------------------------------------------- ------------------------------------------------
         Total noninterest expense                  815,052               718,428               1,534,159                1,426,239
                                     --------------------------------------------- ------------------------------------------------

Income before income taxes                          471,322               460,299               1,000,253                  946,710

Income taxes                                        160,300               174,900                 340,100                  354,900
                                     --------------------------------------------- ------------------------------------------------

Net income                                $         311,022     $         285,399        $        660,153        $         591,810
                                     ============================================= ================================================


Earnings Per Common Share:
         Basic                            $            0.17     $            0.16        $           0.36        $            0.33
                                     ============================================= ================================================

         Diluted                          $            0.17     $            0.16        $           0.36        $            0.32
                                     ============================================= ================================================



   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity


Six Months Ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                                     Other
                                        Common           Additional          Retained           Comprehensive
                                         Stock            Capital            Earnings               Income                 Total
                                   ------------------ ------------------  -----------------  -----------------------  --------------

Balance, December 31, 1998           $       597,568    $     3,584,652    $     9,265,567    $       341,000         $  13,788,787

Common stock dividend declared                     -                  -           (126,757)                 -              (126,757)

Comprehensive income                               -                  -            660,153           (721,200)              (61,047)
                                   -------------------------------------------------------------------------------------------------


Balance, June 30, 1999               $       597,568    $     3,584,652    $     9,798,963    $      (380,200)        $  13,600,983
                                   =================================================================================================


   The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows





                                                                              Six Months Ended June 30,
                                                                     --------------------------------------------
                                                                             1999                  1998
-------------------------------------------------------------------------------------------  --------------------
Cash flows from operating activities
     Net income                                                       $            660,153     $         591,810
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                              325,600                75,600
            Depreciation and amortization                                          135,313               135,645
            Amortization of premium and accretion
                of discount on securities, net                                       5,767                 1,165
            Gain on sale of securities                                            (242,199)              (30,646)
            Loss on sale of premises and
                equipment                                                                -                 3,450
            Change in net deferred loan fees                                       (51,484)              (67,664)
            Loss on sale of repossessed assets                                           -                 2,450
            (Increase) decrease in other assets                                   (113,689)             (212,333)
            Increase in other liabilities                                          (76,600)              128,246
                                                                     --------------------------------------------
                Net cash provided by operating activities                          642,861               627,723
                                                                     --------------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                  (3,736,643)           (9,557,490)
     Proceeds from maturities and sales of
         available-for-sale securities                                           4,015,068             8,226,626
     Purchase of held-to-maturity securities                                      (300,000)                    -
     Proceeds from maturities of held-to-maturity
         securities                                                              2,614,127             1,000,000
     Redemption of Federal Home Loan Bank stock                                     88,700                     -
     Loan origination, net of repayments                                        (7,656,769)           (2,836,319)
     Proceeds from sale of premises and equipment                                        -                 1,439
     Purchase of premises and equipment                                           (343,766)             (127,394)
     Proceeds from sale of real estate owned                                         2,500               430,611
     Improvements to real estate owned                                              (9,628)                    -
                                                                     --------------------------------------------
                Net cash used by investing activities                           (5,326,411)           (2,862,527)
                                                                     --------------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                             1,980,481             2,326,424
     Net increase in time deposits                                               1,216,068               276,562
     Proceeds from FHLB advances                                                 6,300,000               200,000
     Repayments of FHLB advances                                                (3,417,885)               (1,147)
     Payment of dividend on common stock                                          (126,757)               23,040
                                                                     --------------------------------------------
                Net cash provided by financing activities                        5,951,907             2,824,879
                                                                     --------------------------------------------

Increase (decrease) in cash and cash equivalents                                 1,268,357               590,075

Cash and cash equivalents, beginning of period                                   3,900,861             4,190,551
                                                                     --------------------------------------------

Cash and cash equivalents, end of period                              $          5,169,218     $       4,780,626
                                                                     ============================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                         $          2,200,238     $       2,148,494
     Cash paid for income taxes                                       $            492,000     $         387,714


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                          $             22,002     $         103,769


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 1999 and 1998.


                                                                                                    Six Months Ended
                                                         Three Months Ended June 30,                    June 30,
                                                      -------------------------------------      -----------------------------
                                                            1999              1998                   1999            1998
                                                         ------------     --------------         -------------   -------------

Net income (numerator, basic and diluted)              $     311,022    $       285,399        $      660,153         591,810
Weighted average shares outstanding
(denominator)                                              1,810,812          1,810,812             1,810,812       1,807,829
                                                         ------------     --------------         -------------   -------------

Earnings per common share - basic                      $        0.17    $          0.16        $         0.36            0.33
                                                         ============     ==============         =============   =============

Effect of dilutive securities:

Weighted average shares outstanding                        1,810,812          1,810,812             1,810,812       1,807,829
Effect of stock options                                       11,837             18,206                13,778          20,373
                                                         ------------     --------------         -------------   -------------
Diluted average shares outstanding
(denominator)                                              1,822,649          1,829,018             1,824,590       1,828,202
                                                         ------------     --------------         -------------   -------------

Earnings per common share -
assuming dilution                                      $        0.17    $          0.16        $         0.36            0.32
                                                         ============     ==============         =============   =============



NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended June 30, 1999 and 1998:



                                           Six Months Ended June 30,
                                        ---------------------------------
                                             1999            1998
                                        ---------------  ----------------

Net income                               $     660,153    $      591,810
Other comprehensive income                    (721,200)           48,656
                                           ------------     -------------

Total comprehensive income               $     (61,047)   $      640,466
                                           ============     =============

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 1999 and 1998

                                                 Six Months Ended June 30,
                                              ---------------------------------
                                                   1999            1998
                                              ---------------  ----------------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                $    (850,600)   $      107,900
Less: reclassification adjustment
      for gains (losses) included in income          242,200            30,600
                                                 ------------     -------------

Total other comprehensice income (loss)
     before income tax expense                    (1,092,800)           77,300

Income tax (expense) benefit                         371,600           (28,644)
                                                 ------------     -------------

Net unrealized gains (losses)                  $    (721,200)   $       48,656
                                                 ============     =============

Item 2 - Management's Discussion and Analysis of
        Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the six months ended June 30, 1999 increased $68,400, or 11.6%, to $660,200, compared to net income of $591,800 for the same period in the prior year. Earnings were positively impacted by loan growth of $7.7 million, or 9.6%, during the 1999 six month period and a 25.2% increase in noninterest income, excluding gains on sales of securities of $242,200 and $30,600 during the six months ended June 30, 1999 and 1998, respectively. Conversely, earnings were negatively impacted by additional noninterest expense resulting from the new operations center that was opened during April, 1999. The operations center is home to the accounting and data processing departments of the Bank and will begin providing item processing for the Bank in mid August. During the second quarter, the Bank incurred expenses related to running these systems internally while continuing to pay the outside vendor until the item processing in brought in house. These additional expenses were approximately $40,000 during the quarter. Earnings for the June 1998 period include approximately $113,000 in cost associated with operating the newest branch office, located in Salisbury, Maryland, which opened in November 1997. This branch operated at break-even during most of the six months ended June 30, 1999 and is expected to be accretive to earnings during the remainder of 1999.


Net Interest Income

Net interest income increased $104,900 for the six months ended June 30, 1999 as compared to the same period in 1998. This increase occurred despite a decrease in net interest margin to 3.86% during the June 1999 period as compared to 4.07% for the June 1998 period. The interest rate spread decreased to 3.22% for the six months ended June 30, 1999, as compared to 3.47% for the 1998 six month period. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $9.1 million at June 30, 1999 as compared $6.0 million at June 30, 1998. Including average noninterest-bearing deposits in calculating the cost of funds results in an interest rate spread of 3.54% for the six months ended June 30, 1999 as compared to 3.77% for the same period in 1998. Decreases in net interest margin and net interest spread for the six months ended June 30, 1999 reflect the lower interest rate environment in existence during the June 1999 period as compared to the same period of 1998.

Interest income increased $146,100 for the six months ended June 30, 1999 as compared to the same period in 1998. The increase resulted from the average balance of loans increasing by $9.6 million during the period, primarily in commercial and consumer lending and home equity lines. Additionally, the average balance of securities increased by $3.9 million. Although outstanding loans increased significantly during the period, lower interest rates caused a decrease in the yield on loans to 8.19% for the six months ended June 30, 1999 as compared to 8.90% for the 1998 period.

Interest expense increased $41,300 for the six months ended June 30, 1999 as compared to the same period in 1998. This is due to increased borrowings from the Federal Home Loan Bank to fund the significant loan growth that occurred during the 1999 period. Average interest-bearing deposits increased by $7.1 million during the six months ended June 30, 1999 as compared to the same period of 1998, but this increase was not sufficient to fund loan growth. This increase was offset by a decrease in the average rate on interest-bearing liabilities from 4.73% in 1998 to 4.39% for the June 1999 period. An increased emphasis on attracting lower costing interest-bearing and noninterest-bearing commercial and consumer deposit relationships and a lower interest rate environment have contributed to the lower deposit rates.

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


                                                               Six Months Ended June 30,
                                          ---------------------------------------------------------------------
                                                         1999                              1998
                                          ----------------------------------- ---------------------------------
                                           Average     Income/      Yield/     Average     Income/    Yield/
                                           Balance     Expense       Rate      Balance     Expense     Rate
                                          ----------  -----------  ---------- ----------  ---------- ----------

Assets:
        Securities (1)                      $30,250         $937       6.19%    $26,395        $864      6.55%
        Loans (net of unearned income):
             Real Estate Mortgage            44,410        1,743       7.85%     43,436       1,859      8.56%
             Real Estate Construction         1,719           67       7.74%      1,494          62      8.30%
             Commercial                      24,730        1,057       8.55%     19,789         920      9.30%
             Home Equity Lines                5,718          245       8.57%      5,307         251      9.46%
             Consumer                         8,374          367       8.77%      5,345         262      9.80%
                                          ----------  -----------             ----------  ----------
                    Total loans              84,951        3,479       8.19%     75,371       3,354      8.90%
                                          ----------  -----------             ----------  ----------
        Federal funds sold                        0            0       0.00%          0           0      0.00%
        Interest-bearing deposits
             in other banks                   1,987           45       4.53%      2,891          73      5.05%
                                          ----------  -----------             ----------  ----------
                  Total earning assets      117,188        4,461       7.61%    104,657       4,291      8.20%
                                          ----------  -----------             ----------  ----------
        Less: allowance for loan losses        (951)                               (770)
        Total nonearning assets               6,874                               7,110
                                          ----------                          ----------
        Total assets                       $123,111                            $110,997
                                          ==========                          ==========

Liabilities
        Interest-bearing deposits:
             Checking and savings           $30,680         $385       2.51%    $22,828        $273      2.39%
             Time deposits                   67,646        1,768       5.23%     68,420       1,886      5.51%
                                          ----------  -----------             ----------  ----------

                  Total interest-bearing
                       deposits              98,326        2,153       4.38%     91,248       2,159      4.73%

        FHLB advances                         1,845           47       5.09%         75           1      2.67%
                                          ----------  -----------             ----------  ----------
                  Total interest-bearing
                    liabilities             100,171        2,200       4.39%     91,323       2,160      4.73%
                                                      -----------                         ----------
        Non-interest bearing liabilities:
             Demand deposits                  7,835                               6,169
             Other liabilities                1,128                                 780
                                          ----------                          ----------

        Total liabilities                   109,134                              98,272
        Stockholders' equity                 13,977                              12,725
                                          ----------                          ----------

        Total liabilities and stockholders'
             equity                        $123,111                            $110,997
                                          ==========                          ==========

        Net interest income                               $2,261                             $2,131
                                                      ===========                         ==========

        Interest rate spread (1)                                       3.22%                             3.47%
        Net interest margin (1)                                        3.86%                             4.07%

          (1) Tax equivalent basis.

Noninterest Income

Noninterest income was $714,500 during the six months ended June 30, 1999 as compared to $407,800 for the same period in 1998, an increase of $306,700 or 75.2%. Included in these amounts are gains on sales of securities of $242,200 and $30,600 for the six months ended June 30, 1999 and 1998, respectively. Excluding these amounts noninterest income increased $95,100 or 25.2% during the June 1999 period as compared to the 1998 period. Increases in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period contributed significantly to this increase in income.

Provision for Loan Losses

Provision for loan losses was $325,600 for the six months ended June 30, 1999 as compared to $75,600 for the same period in 1998, an increase of $250,000. This increase primarily relates to provisions established for two specific loan customers in the bank's commercial loan portfolio that management has concluded the risk of loss to be probable. General loan loss reserves maintained by the Bank normally would be sufficient to absorb losses incurred on impaired loans. However, with the bank's significant loan growth over the past twelve months and the need to reserve for these two loans, management decided an increase in loan loss reserves was warranted. See Asset Quality for additional discussions of these loans.

Noninterest Expense

Noninterest expense was $1.53 million during the six months ended June 30, 1999 as compared to $1.43 million for the same period in 1998, an increase of $100,000 or 7.0%. This increase is primarily due to additional noninterest expense resulting from the new operations center that was opened during April, 1999. The operations center is home to the accounting and data processing departments of the Bank and will begin providing item processing for the Bank in mid August. During the second quarter, the Bank incurred expenses related to operating these systems internally while continuing to pay an outside vendor until the item processing is brought in house. These additional expenses were approximately $40,000 during the quarter. Additionally, the Bank incurred added telecommunication expense while converting the bank's data processing system to a network environment. The bank's old system and its new network system ran concurrently with the Bank's data processing provider for approximately forty-five days during the second quarter of 1999.

Financial Condition

During the six months ended June 30, 1999, the Company increased its assets $5.7 million from $119.9 million at December 31, 1998, to $125.6 million at June 30, 1999. This increase was due primarily to increases in net loans of $7.4 million. Consolidation and other changes in the local banking market during 1998 created increased lending opportunities for the Bank. These opportunities along with a lower interest rate environment have continued to positively affect loan demand through the first second of 1999. Additionally, continued growth in the Bank's Maryland market has improved lending activity. Increased loan demand more than offset the $3.2 million in deposit growth during the period. Securities and interest-earning deposits decreased $3.1 million during the period due to funding requirements resulting from the significant loan growth incurred and fair market value adjustments to available-for-sale securities within the portfolio.

Deposits increased $3.2 million during the six months ended June 30, 1999. The increase was due primarily to growth in demand deposit accounts. During the period, the Bank borrowed $1.0 million from the Federal Home Loan Bank to fund fixed rate loans with terms of up to fifteen years. The Bank also had outstanding at June 1999 approximately $1.9 million of additional short-term Federal Home Loan Bank advances used to meet loan funding requirements during the period.

Stockholders' equity was $13.6 million at June 30, 1999, compared to $13.8 million at December 31, 1998. Net income of $660,200 for the period was offset by the $127,000 common stock dividend declared and reductions in unrealized gains on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.27 million at June 30, 1999, compared to $717,000 at December 31, 1998. As to nonaccrual loans existing at June 30, 1999, approximately $50,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. Included in nonperforming assets are two loan relationships totaling $457,000 that management has categorized as impaired under the guidelines established by SFAS No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The loan relationships are secured by real estate, vehicles and/or accounts receivable. Approximately $15,000 has been recovered subsequent to June 30, 1999 from the sale of collateral securing these loans. The Bank has specifically reserved approximately $300,000 towards these loans representing the amount that management anticipates will not be collected due to deficiencies in the collateral and costs associated with any collection proceedings.

At June 30, 1999, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.8 million. Performing loans totaling $561,000 existed that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                              Nonperforming Assets


                                                   June 30,                December 31,
                                                     1999                 1998
                                                ---------------     -----------------

Nonaccrual loans:
      Commercial                              $            215    $                0
      Real Estate Construction                               0                     0
      Real Estate Mortgage                                 908                   555
      Home equity lines of credit                            0                     0
      Consumer                                              72                   113
                                                ---------------     -----------------

      Total nonaccrual loans                             1,195                   668
Other real estate owned                                     78                    49
                                                ---------------     -----------------

      Total nonperforming assets              $          1,273    $              717
                                                ===============     =================

Loans past due 90 or more days
      accruing interest                                     $0                    $0
Allowance for loan losses to
      nonaccrual loans                                 101.92%               137.72%
Nonperforming assets to period end
      loans and other real estate owned                  1.42%                 0.89%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                            Allowance for Loan Losses


                                                                        Six Months Ended June 30,
                                                                   -------------------------------------
                                                                        1999                 1998
                                                                   ---------------     -----------------

Balance, beginning of period                                     $            920    $              770
Loans charged off:
      Commercial                                                                0                    26
      Real estate construction                                                  0                     0
      Real estate mortgage                                                     14                    24
      Home equity lines of credit                                               0                     0
      Consumer                                                                 23                    35
                                                                   ---------------     -----------------

      Total loans charged-off                                                  37                    85
                                                                   ---------------     -----------------

Recoveries:
      Commercial                                                                0                     0
      Real estate construction                                                  0                     0
      Real estate mortgage                                                      0                     0
      Home equity lines of credit                                               0                     0
      Consumer                                                                  9                     3
                                                                   ---------------     -----------------

      Total recoveries                                                          9                     3
                                                                   ---------------     -----------------

Net charge-offs                                                               (28)                  (82)
Provision for loan losses                                                     326                    76
                                                                   ---------------     -----------------

Balance, end of period                                           $          1,218    $              764
                                                                   ===============     =================

Allowance for loan losses to loans
      outstanding at end of period                                          1.38%                 1.00%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                                  101.92%               132.64%

Net charge-offs to average loans
      outstanding during period                                            -0.03%                -0.11%

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

At June 30, 1999, the Bank had outstanding loan and line of credit commitments of $11.8 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 1999 amounted to $43.4 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.3 million for the six months ended June 30, 1999, compared to a increase of $590,000 for the six months ended June 30, 1998. Net cash provided by operating activities was $643,000 for the six months ended June 30, 1999, compared to $628,000 during the same period in 1998. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $5.3 million during the six months ended June 30, 1999, compared to $2.9 million for the six months ended June 30, 1998. The fluctuations in amounts during these periods were primarily the result of increased loan growth offset by maturities of investment securities during the six months ended June 30, 1999, as compared to the same period of 1998.

Net cash provided by financing activities was $6.0 million for the six months ended June 30, 1999, compared to $2.8 million for the six months ended June 30, 1998. The fluctuations in amounts during these periods were primarily the result of increased deposit growth and increased borrowings from the Federal Home Loan Bank during June 1999 period as compared to the June 1998 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its Banking Subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 1999, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 1999.


                               Analysis of Capital


                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                    --------------------  --------------------

Tier 1 Capital:
        Common stock                                                 $              598    $              598
        Additional paid-in capital                                                3,585                 3,585
        Retained earnings                                                         9,798                 9,265
        Comprehensive income                                                       (380)                  341
                                                                    --------------------  --------------------
             Total capital (GAAP)                                                13,601                13,789
        Less: Intangibles                                                           (39)                  (41)
        Unrealized (gains) losses                                                   255                  (341)
                                                                    --------------------  --------------------
             Total Tier 1 capital                                    $           13,817    $           13,407
                                                                    --------------------  --------------------


Tier 2 Capital:
        Allowances for loan losses                                                1,218                 1,068
        Other required deductions                                                     0                   (21)
                                                                    --------------------  --------------------
             Total Tier 2 capital                                    $           15,035    $           14,454
                                                                    --------------------  --------------------

Risk-weighted assets                                                 $           83,995    $           74,400

Capital Ratios (1):
        Tier 1 risk-based capital ratio                                          16.45%                18.02%
        Total risk-based capital ratio                                           17.90%                19.43%
        Tier 1 capital to average adjusted
             total assets                                                        11.22%                11.80%



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

The following table presents the Bank's interest sensitivity position at June 30, 1999. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.


                          Interest Sensitivity Analysis


                                                                                    June 30, 1999
                                            ----------------------------------------------------------------------------------------
                                               With-in               91-365               1 to 5          Over
                                               90 Days                Days                 Years        5 Years           Total
                                            ---------------     -----------------    --------------- -------------    -------------

Interest-Earning Assets:
      Loans                                 $         15,439    $      23,159        $      30,415   $       19,225   $       88,238
      Securities                                       1,887              857               16,219            9,637           28,600
      Money market and other
      short term securities                            1,775                0                    0                0            1,775
                                            ----------------     ------------         ------------    -------------    -------------

      Total earning assets                  $         19,101    $      24,016        $      46,634   $       28,862   $      118,613
                                            ================    ============          ============    =============    =============
      Cummulative earning assets            $         19,101    $      43,117        $      89,751   $      118,613   $      118,613
                                            ================    ============          ============    =============    =============


Interest-Bearing Liabilities:
      Money market savings                             8,166                0                   0                 0            8,166
      Interest checking                                    0                0              11,157                 0           11,157
      Savings                                              0                0              13,973                 0           13,973
      Certificates of deposit                         10,123           33,316              16,743             4,936           65,118
      FHLB advances                                    2,900                0                   0             1,056            3,956
                                            ----------------     ------------        ------------     -------------    -------------

      Total interest-bearing liabilities    $         21,189    $      33,316        $     41,873    $        5,992   $      102,370
                                            ================     ============        ============     =============    =============
      Cummulative interest-bearing
         liabilities                                  21,189           54,505              96,378           102,370          102,370
                                            ================     ============        ============     =============    =============

      Period gap                            $         (2,088)   $      (9,300)       $      4,761    $       22,870   $       16,243
      Cummulative gap                       $         (2,088)   $     (11,388)       $     (6,627)   $       16,243   $       16,243
      Ratio of cummulative interest-earning
      assets to interest-bearing liabilities          90.15%           79.11%              93.12%           115.87%          115.87%
      Ratio of cummulative gap to total
      earning assets                                  -1.76%           -9.60%              -5.59%            13.69%           13.69%
                                                     -10.93%           -38.72%             10.21%            79.24%

Impact of Accounting Pronouncements

Financial   Accounting   Standards  Board  Statement  No.  133,  Accounting  for
Derivative  Instruments  and Hedging  Activities,  was issued in June 1998. This
Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that applying the pronouncement's will not have a material impact on the Company's financial statements.

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

Year 2000 Project

The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 97 instead of 1997). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons as much as 100 years off. Management is fully aware this presents a potential business disruption, and is successfully completing a program of due diligence in addressing the impact of the Year 2000 on the Company and the Bank.

The Company and the Bank (collectively the Company) adopted the five phase plan of action developed by the Federal Financial Institutions Examination Council to address Year 2000 issues. During phase one, awareness, the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements by mid 1999. Phase two, assessment, involved analyzing, prioritizing and putting each computer driven system on track for Year 2000 compliance according to the timetable establish in the awareness phase. During the third phase, renovation, necessary upgrades were ordered for hardware and software. In addition, each vendor was contacted regarding their Year 2000 progress. Phase four, validation, involved the actual real life testing of all the new upgrades and components. Furthermore, the Company tested with its third party service providers to make sure all new or updated year 2000 compliant systems worked with business partners. Due to the complexity and enormity of this phase, it took until June 30, 1999 for the exhaustive testing to be completed. Phases one through four of the Company's Y2K Project have been completed. The final phase is the actual implementation of the new systems at the turn of the century, with the readiness to execute contingency plans if needed. During the quarter ended June 30, 1999, contingency plans were drafted. During the third quarter of 1999, the contingency plans will be tested, independently approved by the Board and senior management, and all employees will be trained on implementing the contingency policies and procedures into branch operations if conditions warrant.

In addition to collaborating with outside service providers, the Company is working with its banking customers to ensure a smooth transition into the new millennium. The Company has contacted all significant commercial deposit customers to assess their Year 2000 readiness and each quarter reviews its list of new commercial deposit customers so that they may be contacted and assessed also. The Company has assessed the risk of all its commercial loan customers and monitors those risk. Loan officers assess the risk of new commercial loan customers when they apply for the loan and monitor them accordingly.

To date, the Company has spent approximately $50,000 to $75,000 in expenses directly relating to Year 2000. An estimated $25,000 more will be spent throughout 1999. New hardware, new software, upgrades for the automated teller machines, seminar training for the staff, and sophisticated testing services have comprised the bulk of the Year 2000 expense. These costs are based on the best estimates of management. The Company does not separately track the internal costs incurred for the Y2K project; however, such costs are principally related to payroll costs for information systems employees. It is impossible to accurately predict every expense that may result from the Year 2000 issue; actual expenses could differ from the estimated expenses.

At this time, the Company anticipates that even the worst case Year 2000 scenario would not have a long lasting, significant adverse effect on the Company's financial condition and results of operations for the year ending December 31, 2000 and beyond. Although the Company has faith in the adequacy of its contingency plans and the success of the testing, it is the opinion of management that no one can exactly predict all the possible ramifications of the Year 2000 issue.

To summarize, the Company has completed phases one through four (awareness, assessment, renovation, and validation) and will continue to be deeply involved with customer awareness projects throughout the remainder of 1999. All vendors and suppliers have been contacted and have provided comprehensive and reassuring Year 2000 progress reports. Presently, the Company sees no need to replace any vendor, although, alternative vendors have been compiled for contingency planning. In addition, all commercial loan and deposit customers have been contacted regarding their Year 2000 progress. The Company expects any adverse effect of Year 2000 on its commercial customers to be immaterial.

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

Item 4 - Submission of Matters to a Vote of Stockholders

The annual meeting of the stockholders of Shore Financial Corporation was held on April 20, 1999. Matters voted on included the election of Lloyd J. Kellam, III, Henry P. Custis, Jr., and L. Dixon Leatherbury for three-year terms expiring in 2002. Another matter voted on during the meeting consisted of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1999. No other matters were voted on during the meeting or by proxy or other means during the period.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Scott C. Harvard                                      August 13, 1999
-----------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                      August 13, 1999
-----------------------
Steven M. Belote
Treasurer and
Chief Financial Officer