Form 10-Q
period 1999-09-30
SHORE FINANCIAL CORP
filed 1999-11-12
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

----- TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                    Virginia                                    54-1873994
   -----------------------------------------          ------------------------
          (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification Number)

         25253 Lankford Highway                                 23418
              Onley, Virginia                                ------------
           -------------------                                (Zip Code)
            (Address of Principal
              Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    ---     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of November 12, 1999:  1,822,812

Transitional Small Business Disclosure Format:  Yes             No   X
                                                   ----             ----

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                               INDEX - FORM 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

                           Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1999 and 1998

                           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998

                           Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1999

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

                                   SIGNATURES

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition



                                                           September 30,      December 31,
                                                               1999              1998
                                                           -------------      ------------
                                                           (Unaudited)
                         ASSETS

Cash (including interest - earning deposits of
  approximately $2,291,000 and $1,442,000, respectively)   $    4,439,257    $   3,900,861
Investment securities:
  Held to maturity (fair value of $2,363,000 and
   $3,702,000, respectively)                                    2,369,383        3,696,685
  Available for sale (amortized cost of $26,427,000 and
   $27,836,000, respectively)                                  25,522,396       28,352,312
Investment in Federal Home Loan Bank stock,
  at cost                                                         491,800          580,500
Investment in Federal Reserve Bank stock, at cost                 124,800          124,800
Loans receivable, net                                          87,861,501       79,659,005
Premises and equipment, net                                     2,942,261        2,308,181
Real estate owned                                                 181,630           49,177
Accrued interest receivable                                       926,604        1,023,522
Prepaid expenses and other assets                                 743,546          252,805
                                                             -------------    -------------
                                                            $ 125,603,178    $ 119,947,848
                                                            ---------------   -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $ 108,918,359    $ 104,308,906
Advances from Federal Home Loan Bank                            2,339,302        1,073,853
Advance payments by borrowers for taxes
  and insurance                                                   333,070          205,815
Accrued interest payable                                           63,783           37,292
Accrued expenses and other liabilities                            221,097          533,195
                                                          ---------------   -------------
        Total liabilities                                     111,875,611      106,159,061
                                                          ---------------    -------------
Stockholders' equity
  Preferred stock, par value $1 per share, 500,000
   shares authorized; none issued and
   outstanding                                                       --               --
  Common stock, par value $.33 per share, 5,000,000
    shares authorized; 1,822,812 and 1,810,812 shares
    issued and outstanding, respectively                          601,528          597,568
  Additional capital                                            3,632,392        3,584,652
  Retained earnings, substantially restricted                  10,106,147        9,265,567
  Accumulated other comprehensive income                         (612,500)         341,000
                                                            -------------    -------------
      Total stockholders' equity                               13,727,567       13,788,787
                                                            -------------    -------------
                                                            $ 125,603,178    $ 119,947,848
                                                            =============    =============


The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                 ----------------------- -------------------------
                                    1999        1998         1999        1998
                                 ---------- ------------ ------------ ------------
Interest income
  Loans                          $1,806,520 $  1,689,477 $  5,285,764 $  5,043,886
  Investments                       414,386      426,021    1,281,613    1,271,971
                                 ----------  ----------- ------------ ------------
     Total interest income        2,220,906    2,115,498    6,567,377    6,315,857
                                 ----------  ----------- ------------ ------------
Interest expense
  Deposits                        1,048,914    1,082,235    3,202,438    3,240,737
  FHLB advances                      25,151          594       72,558        1,728
                                 ----------  ----------- ------------ ------------
     Total interest expense       1,074,065    1,082,829    3,274,996    3,242,465
                                 ----------  ----------- ------------ ------------
Net interest income               1,146,841    1,032,669    3,292,381    3,073,392

Provision for loan losses            42,300       42,300      367,900      117,900
                                 ----------  ----------- ------------ ------------
Net interest income after
  provision for loan losses       1,104,541      990,369    2,924,481    2,955,492
                                 ----------  ----------- ------------ ------------
Noninterest income
  Deposit account fees              172,188      164,037      506,401      420,192
  Loan fees                          35,233       34,322      118,000       94,029
  Gains on sales of securities         --           --        242,199       30,646
  Other                              33,008       28,658       88,301       89,976
                                 ----------  ----------- ------------ ------------
      Total noninterest income      240,429      227,017      954,901      634,843
                                 ----------  ----------- ------------ ------------
Noninterest expense
  Compensation and employee
    benefits                        372,353      291,289    1,030,981      912,440
  Occupancy and equipment           229,179      171,144      603,669      492,798
  Advertising                        15,587        9,149       45,075       41,227
  Data processing                   147,572      114,219      412,189      345,501
  Federal insurance premium          15,656       14,881       46,270       44,858
  Other                              99,194       94,276      275,536      284,396
                                 ----------  ----------- ------------ ------------
      Total noninterest expense     879,541      694,958    2,413,720    2,121,220
                                 ----------  ----------- ------------ ------------
Income before income taxes          465,429      522,428    1,465,662    1,469,115
Income taxes                        158,246      198,523      498,325      553,400
                                 ----------  ----------- ------------ ------------
Net income                       $  307,183    $ 323,905   $  967,337   $  915,715
                                 ==========    =========   ==========   ==========

Earnings Per Common Share:
    Basic                        $     0.17    $    0.18   $     0.53   $     0.51
                                 ==========    =========   ==========   ==========
    Diluted                      $     0.17    $    0.18   $     0.53   $     0.50
                                 ==========    =========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity



Nine Months Ended September 30, 1999
------------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                   Other
                                    Common      Additional        Retained      Comprehensive
                                    Stock        Capital          Earnings         Income          Total
                                 ------------  ------------     ------------    ------------    ------------

Balance, December 31, 1998       $    597,568   $  3,584,652   $  9,265,567    $    341,000    $ 13,788,787

Common stock dividend declared           --             --         (126,757)           --          (126,757)

Proceeds from exercise of
stock options                           3,960         47,740           --              --            51,700

Comprehensive income                     --             --          967,337        (953,500)         13,837

                                 ------------   ------------   ------------    -------------   -------------

Balance, September 30, 1999      $    601,528   $  3,632,392   $ 10,106,147    $   (612,500)   $ 13,727,567
                                 ============   ============   ============    =============   =============

The accompanying notes are an integral part of these financial statements.

                   SHORE FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                    Nine Months Ended September 30,
                                                   --------------------------------
                                                        1999             1998
                                                   --------------  ----------------
Cash flows from operating activities
  Net income                                        $    967,337  $      915,715
  Adjustments to reconcile to net cash
    provided by operating activities:
      Provision for loan losses                          367,900         117,900
      Depreciation and amortization                      211,266         199,955
      Amortization of premium and accretion
        of discount on securities, net                     7,635           8,651
      Gain on sale of securities                        (242,199)        (30,646)
      Loss on sale of premises and
        equipment                                           --             3,450
      Change in net deferred loan fees                   (24,383)        (92,506)
      Loss on sale of repossessed assets                    --            11,494
      (Increase) decrease in other assets                 83,280          36,189
      Increase in other liabilities                     (150,472)        169,036
                                                      ------------    ------------
        Net cash provided by operating activities      1,220,364       1,339,238
                                                      ------------    ------------
Cash flows from investing activities
  Purchase of available-for-sale securities           (4,780,428)    (12,406,683)
  Proceeds from maturities and sales of
     available-for-sale securities                     6,400,068      10,621,732
  Purchase of held-to-maturity securities             (1,300,000)           --
  Proceeds from maturities of held-to-maturity
     securities                                        2,627,341       1,081,525
  Redemption of Federal Home Loan Bank stock              88,700        (124,800)
  Loan origination, net of repayments                 (8,718,015)     (4,553,653)
  Proceeds from sale of premises and equipment              --             1,439
  Purchase of premises and equipment                    (839,028)       (136,499)
  Proceeds from sale of real estate owned                 49,177         498,011
  Improvements to real estate owned                       (9,628)           --
                                                      ------------    ------------
        Net cash used by investing activities         (6,481,813)     (5,018,928)
                                                      ------------    ------------
Cash flows from financing activities
  Net increase in demand deposits                      3,393,385       5,157,968
  Net increase in time deposits                        1,216,068         276,562
  Proceeds from FHLB advances                          9,800,000         200,000
  Repayments of FHLB advances                         (8,534,551)       (201,147)
  Payment of dividend on common stock                   (126,757)           --
  Proceeds from exercise of stock options                 51,700          23,040
                                                      ------------    ------------
        Net cash provided by financing activities      5,799,845       5,456,423
                                                      ------------    ------------
Increase in cash and cash equivalents                    538,396       1,776,733

Cash and cash equivalents, beginning of period         3,900,861       4,190,551
                                                      ------------    ------------
Cash and cash equivalents, end of period            $  4,439,257    $  5,967,284
                                                      ------------    ------------
Supplemental disclosure of cash flow information

Cash paid during the period for interest            $  3,248,504    $  3,224,210
Cash paid for income taxes                          $    777,000    $    490,498

Supplemental schedule of non-cash investing and financing activities

  Transfers from loans to real estate acquired
    through foreclosure                             $    172,002    $    110,269

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 1999 and 1998.



                                                                                                            Nine Months Ended
                                                          Three Months Ended September 30,                     September 30,
                                                        -------------------------------------         ----------------------------
                                                             1999                   1998                   1999          1998
                                                        --------------          -------------         --------------  ------------
Net income (numerator, basic and diluted)               $      307,185          $     323,905         $      967,337       915,715
Weighted average shares outstanding
(denominator)                                                1,813,551              1,810,812              1,811,735     1,808,834
                                                        --------------          -------------         --------------  ------------
Earnings per common share - basic                       $         0.17          $        0.18         $         0.53          0.51
                                                        ==============          =============         ==============  ============
Effect of dilutive securities:

Weighted average shares outstanding                          1,813,551              1,810,812              1,811,735     1,808,834
Effect of stock options                                          9,352                 18,206                 12,319        20,373
Diluted average shares outstanding                      --------------          -------------         --------------  ------------
(denominator)                                                1,822,903              1,829,018              1,824,054     1,829,207
                                                        --------------          -------------         --------------  ------------
Earnings per common share -
assuming dilution                                       $         0.17          $        0.18         $         0.53          0.50
                                                        ==============          =============         ==============  ============

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 1999 and 1998:

                                       Nine Months Ended September 30,
                                   -------------------------------------
                                         1999                 1998
                                   ----------------       --------------
Net income                         $      967,337           $    915,715
Other comprehensive income               (953,500)               267,471
                                   --------------           ------------
Total comprehensive income         $       13,837           $  1,183,186
                                   ==============           ============


The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 1999 and 1998.



                                                   Nine Months Ended September 30,
                                                 ------------------------------------
                                                        1999                 1998
                                                 -----------------      -------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
   arising during the period                     $     (1,202,600)       $    460,800
Less: reclassification adjustment
   for gains (losses) included in income                  242,200              30,600
                                                 ----------------        ------------
Total other comprehensice income (loss)
   before income tax expense                           (1,444,800)            430,200

Income tax (expense) benefit                              491,300            (162,700)
                                                 ----------------        ------------
Net unrealized gains (losses)                    $       (953,500)       $    267,500
                                                 ================        ============



NOTE 5 - STOCKHOLDERS' EQUITY

During the period ended September 30, 1999, 12,000 stock options were exercised at $4.31 per share. At September 30, 1999, 38,000 stock options were outstanding at a weighted average exercise price of $7.91 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

Net income for the nine months ended September 30, 1999 increased $51,600, or 5.6%, to $967,300, compared to net income of $915,700 for the same period in the prior year. Earnings were positively impacted by loan growth of $8.5 million, or 10.6%, during the 1999 nine month period and a 18.0% increase in noninterest income, excluding gains on sales of securities of $242,200 and $30,600 during the nine months ended September 30, 1999 and 1998, respectively. Conversely, earnings were negatively impacted by additional noninterest expense associated with the recent opening of the bank's seventh branch office in Parksley, Virginia, and the additional cost of the bank's new operations center in Accomac, Virginia. The operations center provides item processing and check imaging for the bank, a service that through August was outsourced to an independent provider. The cost of continuing to outsouce item processing during the conversion accounted for approximately $85,000 in non interest expense since April 1999 and had a negative impact on earnings in the third quarter. Earnings for the September 1998 period include approximately $141,000 in pretax losses associated with operating the newest branch office, located in Salisbury, Maryland, which opened in November 1997. This branch operated at break-even during most of the 1999 and currently is accretive to earnings.

Net Interest Income

Net interest income increased $219,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase occurred despite a decrease in net interest margin to 3.90% during the September 1999 period as compared to 4.02% for the September 1998 period. The interest rate spread decreased to 3.27% for the nine months ended September 30, 1999, as compared to 3.40% for the 1998 nine month period. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $8.7 million at September 30, 1999 as compared $7.3 million at September 30, 1998. Including average noninterest-bearing deposits in calculating the cost of funds results in an interest rate spread of 3.60% for the nine months ended September 30, 1999 as compared to 3.72% for the same period in 1998. Decreases in net interest margin and net interest spread for the nine months ended September 30, 1999 reflect the lower interest rate environment in existence during the September 1999 period as compared to the same period of 1998.

Interest income increased $251,500 for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase resulted from the average balance of loans increasing by $10.3 million during the period, primarily in commercial and consumer lending and home equity lines. Additionally, the average balance of securities increased by $2.9 million. Although outstanding loans increased significantly during the period, lower interest rates caused a decrease in the yield on loans to 8.17% for the nine months ended September 30, 1999 as compared to 8.85% for the 1998 period.

Interest expense increased $32,500 for the nine months ended September 30, 1999 as compared to the same period in 1998. This is due to increased borrowings from the Federal Home Loan Bank to fund the significant loan growth that occurred during the 1999 period. Average interest-bearing deposits increased by $7.1 million during the nine months ended September 30, 1999 as compared to the same period of 1998, but this increase was not sufficient to fund loan growth. This increase was offset by a decrease in the average rate on interest-bearing liabilities from 4.71% in 1998 to 4.34% for the September 1999 period. An increased emphasis on attracting lower costing interest-bearing and noninterest-bearing commercial and consumer deposit relationships and a lower interest rate environment have contributed to the lower deposit rates.

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
                                       10




                                                                             Nine Months Ended September 30,
                                                        --------------------------------------------------------------------------
                                                                       1999                                     1998
                                                        ------------------------------------     ---------------------------------
                                                        Average        Income/       Yield/       Average       Income/      Yield/
                                                        Balance        Expense       Rate         Balance       Expense      Rate
                                                        -------        -------       ----         -------       -------      ----
Assets:
   Securities (1)                                       $29,549        $1,364         6.16%       $26,685       $1,272        6.35%
   Loans (net of unearned income):
     Real Estate Mortgage                                44,357         2,512         7.55%        46,523        2,989        8.57%
     Real Estate Construction                             1,557            92         7.88%         1,370           84        8.18%
     Commercial                                          25,824         1,661         8.57%        16,889        1,178        9.30%
     Home Equity Lines                                    5,665           371         8.73%         5,515          382        9.24%
     Consumer                                             8,824           649         9.81%         5,668          411        9.67%
                                                          -----           ---                       -----          ---
        Total loans                                      86,227         5,285         8.17%        75,965        5,044        8.85%
                                                         ------         -----                      ------        -----
Federal funds sold                                           -             -            -              -            -           -
Interest-bearing deposits
  in other banks                                          1,867            65         4.64%         3,121          116        4.96%
                                                         ------            --                       -----          ---
        Total earning assets                            117,643         6,714         7.61%       105,771        6,432        8.11%
                                                        -------         -----                     -------        -----
Less: allowance for loan losses                         (1,042)                                     (770)
Total nonearning assets                                  7,033                                     7,110
                                                        -------                                     -----
Total assets                                           $123,634                                  $112,111
                                                       ========                                  ========
Liabilities
   Interest-bearing deposits:
     Checking and savings                               $32,070          $606         2.52%       $23,956         $441        2.45%
     Time deposits                                       66,717         2,597         5.19%        67,740        2,799        5.51%
                                                        -------         -----                      ------        -----
        Total interest-bearing deposits                  98,787         3,203         4.32%        91,696        3,240        4.71%

FHLB advances                                             1,853            73         5.25%            75            2        3.56%
                                                        -------         -----                      ------        -----
        Total interest-bearing liabilities              100,640         3,276         4.34%        91,771        3,242        4.71%
                                                                        -----                                    -----
Non-interest bearing liabilities:
   Demand deposits                                        8,189                                     6,536
   Other liabilities                                        867                                       777
                                                        -------                                       ---

Total liabilities                                       109,696                                    99,084
Stockholders' equity                                     13,938                                    12,809
                                                        -------                                    ------
Total liabilities and stockholders' equity             $123,634                                  $111,893
                                                       ========                                  ========

Net interest income                                                    $3,438                                  $3,190
                                                                       ======                                  =======

Interest rate spread (1)                                                              3.27%                                 3.40%
Net interest margin (1)                                                               3.90%                                 4.02%

(1) Tax equivalent basis.

Noninterest Income
------------------

Noninterest income was $954,900 during the nine months ended September 30, 1999 as compared to $634,800 for the same period in 1998, an increase of $320,100 or 50.4%. Included in these amounts are gains on sales of securities of $242,200 and $30,600 for the nine months ended September 30, 1999 and 1998, respectively. Excluding these amounts noninterest income increased $108,500 or 18.0% during the September 1999 period as compared to the 1998 period. Increases in deposit account and loan fees resulting from the additional commercial and consumer relationships obtained during the period contributed significantly to this increase in income.

Provision for Loan Losses
-------------------------

Provision for loan losses was $367,900 for the nine months ended September 30, 1999 as compared to $117,900 for the same period in 1998, an increase of $250,000. This increase primarily relates to provisions established for two specific loan customers in the bank's commercial loan portfolio that management has concluded the risk of loss to be probable. General loan loss reserves maintained by the Bank normally would be sufficient to absorb losses incurred on impaired loans. However, with the bank's significant loan growth over the past twelve months and the need to reserve for these two loans, management decided an increase in loan loss reserves was warranted. See Asset Quality for additional discussions of these loans.

Noninterest Expense
-------------------

Noninterest expense was $2.41 million during the nine months ended September 30, 1999 as compared to $2.12 million for the same period in 1998, an increase of $290,000 or 13.9%. This increase is primarily due to additional noninterest expense associated with the recent opening of the bank's seventh branch office in Parksley, Virginia, and the additional cost of the bank's new operations center in Accomac, Virginia. The operations center provides item processing and check imaging for the bank, a service that through August was outsourced to an independent provider. The cost of continuing to outsouce item processing during the conversion accounted for approximately $85,000 in non interest expense since April 1999 and had a negative impact on earnings in the third quarter. Additionally, the Bank incurred added telecommunication expense while converting the bank's data processing system to a network environment. The bank's old system and its new network system ran concurrently with the Bank's data processing provider for approximately forty-five days during the second quarter of 1999.

FINANCIAL CONDITION

During the nine months ended September 30, 1999, the Company increased its assets $5.7 million from $119.9 million at December 31, 1998, to $125.6 million at September 30, 1999. This increase was due primarily to increases in net loans of $8.5 million. Consolidation and other changes in the local banking market during 1998 created increased lending opportunities for the Bank. These opportunities along with a lower interest rate environment have continued to positively affect loan demand through the first nine months of 1999. Additionally, continued growth in the Bank's Maryland market has improved lending activity. Increased loan demand more than offset the $4.6 million in deposit growth during the period. Securities and interest-earning deposits decreased $3.3 million during the period due to funding requirements resulting from the significant loan growth incurred and fair market value adjustments to available-for-sale securities within the portfolio.

Deposits increased $4.6 million during the nine months ended September 30, 1999. The increase was due primarily to growth in demand deposit accounts. During the period, the Bank borrowed $1.0 million from the Federal Home Loan Bank to fund fixed rate loans with terms of up to fifteen years. The Bank also had outstanding at September 1999 approximately $1.3 million of additional short-term Federal Home Loan Bank advances used to meet loan funding requirements during the period.

Stockholders' equity was $13.7 million at September 30, 1999, compared to $13.8 million at December 31, 1998. Net income of $967,300 and the exercise of 12,000 stock options for the period were offset by the $127,000 common stock dividend declared and reductions in unrealized gains on available-for-sale securities.

ASSET QUALITY

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.58 million at September 30, 1999, compared to $717,000 at December 31, 1998. As to nonaccrual loans existing at September 30, 1999, approximately $69,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. Included in nonperforming assets are two loan relationships totaling $457,000 that management has categorized as impaired under the guidelines established by SFAS No. 114, ACCOUNTING FOR CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES. The loan relationships are secured by real estate, vehicles and/or accounts receivable. Approximately $15,000 has been recovered during the nine months ended September 30, 1999 from the sale of collateral securing these loans. As of September 30, 1999 the Bank had specifically reserved approximately $300,000 towards these loans. Subsequent to September 30, 1999, the Bank wrote off approximately $146,000 related to one of these loans. Management believes that the remaining specific reserve will be adequate to absorb any deficiencies in the collateral and costs associated with collection proceedings.

At September 30, 1999, all loans 60 days or more delinquent, including nonperforming loans, totaled $2.4 million. Performing loans totaling $1.8 million existed that have possible credit problems and cause management to have concerns about the borrowers continuing ability to comply with existing repayment terms. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                              NONPERFORMING ASSETS



                                            September 30,        December 31,
                                                1999                 1998
                                                ----                 ----
Nonaccrual loans:
   Commercial                                $   258              $     -
   Real Estate Construction                        -                    -
   Real Estate Mortgage                         1072                  555
   Home equity lines of credit                     -                    -
   Consumer                                       68                  113
                                              --------            ---------
      Total nonaccrual loans                   1,398                  668
Other real estate owned                          182                   49
                                              --------            ---------
      Total nonperforming assets             $ 1,580              $   717
                                              ========            ==========
Loans past due 90 or more days
   accruing interest                               -                    -
Allowance for loan losses to
   nonaccrual loans                             87.98%              137.72%
Nonperforming assets to period end
   loans and other real estate owned             1.75%                0.89%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                            ALLOWANCE FOR LOAN LOSSES

                                                                 Nine Months Ended September 30,
                                                          ----------------------------------------------
                                                                 1999                     1998
                                                          -------------------     ----------------------
Balance, beginning of period                                   $   920                 $    770
Loans charged off:
       Commercial                                                    -                       26
       Real estate construction                                      -                        -
       Real estate mortgage                                         14                       24
       Home equity lines of credit                                   -                        -
       Consumer                                                     63                       64
                                                             ----------              -----------
       Total loans charged-off                                      77                      114
                                                             ----------              -----------

Recoveries:
       Commercial                                                    -                        -
       Real estate construction                                      -                        -
       Real estate mortgage                                          -                        -
       Home equity lines of credit                                   -                        -
       Consumer                                                     19                        3
                                                             ----------              -----------
       Total recoveries                                             19                        3
                                                             ----------              -----------
Net charge-offs                                                    (58)                    (111)
Provision for loan losses                                          368                      118
                                                             ----------              -----------

Balance, end of period                                        $  1,230                 $    777
                                                             ==========              ===========
Allowance for loan losses to loans
       outstanding at end of period                              1.38%                    0.99%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                       87.98%                  132.64%

Net charge-offs to average loans
       outstanding during period                                -0.07%                   -0.15%

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

At September 30, 1999, the Bank had outstanding loan and line of credit commitments of $9.4 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 1999 amounted to $43.6 million. Historically, the Bank has been able to retain a significant amount of their deposits as they mature. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity that is sufficient to satisfy its depositor's requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $538,000 for the nine months ended September 30, 1999, compared to a increase of $1.8 million for the nine months ended September 30, 1998. Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 1999, compared to $1.3 million during the same period in 1998. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $6.5 million during the nine months ended September 30, 1999, compared to $5.0 million for the nine months ended September 30, 1998. The fluctuations in amounts during these periods were primarily the result of increased loan growth and capital expenditures related to the new operations center and the new Parksley branch offset by maturities of investment securities during the nine months ended September 30, 1999, as compared to the same period of 1998.

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 1999, compared to $5.5 million for the nine months ended September 30, 1998. The fluctuations in amounts during these periods were primarily the result of increased deposit growth and increased borrowings from the Federal Home Loan Bank during September 1999 period as compared to the September 1998 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its Banking Subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 1999, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 1999.


                              Analysis of Capital


                                               September 30,        December 31,
                                                    1999               1998
                                               -------------        ------------
Tier 1 Capital:
Common stock                                   $    602           $     598
Additional paid-in capital                        3,632               3,585
Retained earnings                                10,106               9,265
Comprehensive income                               (613)                341
                                                   -----                ---
Total capital (GAAP)                             13,727              13,789
Less: Intangibles                                   (39)                (41)
Unrealized (gains) losses                           387                (341)
                                                   ----                -----
Total Tier 1 capital                           $ 14,075           $  13,407
                                               --------           ---------
Tier 2 Capital:
Allowances for loan losses                        1,074               1,080
Other required deductions                             -                 (33)
                                                 ------              -------
Total Tier 2 capital                           $ 15,149           $  14,454
                                               --------           ---------
Risk-weighted assets                           $ 86,403           $  74,400

Capital Ratios (1):
Tier 1 risk-based capital ratio                   16.29%              18.02%
Total risk-based capital ratio                    17.53%              19.43%
Tier 1 capital to average adjusted
  total assets                                    11.38%              11.80%


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

The following table presents the Bank's interest sensitivity position at September 30, 1999. This one-day position, which continually is changing, is not necessarily indicative of the Bank's position at any other time.

                         Interest Sensitivity Analysis

                                                                                       September 30, 1999
                                                             -------------------------------------------------------------------
                                                             With-in          91-365          1 to 5          Over
                                                             90 Days          Days            Years           5 Years      Total
                                                             -------          ----            -----           -------      -----
Interest-Earning Assets:
Loans                                                     $  14,894        $  22,340       $  30,336       $  21,446     $ 89,016
Securities                                                      991            3,283          13,988           8,986       27,248
Money market and other
  short term securities                                       2,289                -               -               -        2,289
                                                          ---------        ---------       ---------       ---------    ---------
Total earning assets                                      $  18,174        $  25,623       $  44,324       $  30,432    $ 118,553
                                                          ---------        ---------       ---------       ---------    ---------
Cummulative earning assets                                $  18,174        $  43,797       $  88,121       $ 118,553    $ 118,553
                                                          ---------        ---------       ---------       ---------    ---------
Interest-Bearing Liabilities:
Money market savings                                          9,153                -               -               -        9,153
Interest checking                                                 -                -          11,935               -       11,935
Savings                                                           -                -          13,165               -       13,165
Certificates of deposit                                      11,322           32,273          16,329           4,984       64,908
FHLB advances                                                 1,300                -               -           1,039        2,339
                                                          ---------        ---------       ---------       ---------    ---------
Total interest-bearing liabilities                        $  21,775       $   32,273       $  41,429        $  6,023   $  101,500
                                                          =========        =========       =========      ==========   ==========
Cummulative interest-bearing liabilities                     21,775           54,048          95,477         101,500      101,500
                                                          =========       ==========       =========      ==========   ==========
Period gap                                                $  (3,601)      $   (6,650)      $   2,895       $  24,409    $  17,053
Cummulative gap                                           $  (3,601)      $  (10,251)      $  (7,356)      $  17,053    $  17,053
Ratio of cummulative interest-earning
  assets to interest-bearing liabilities                      83.46%           81.03%          92.30%         116.80%      116.80%
Ratio of cummulative gap to total
  earning assets                                              -3.04%           -8.65%          -6.20%          14.38%       14.38%



IMPACT OF ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's adoption of this SOP on July 1, 1999 did not materially impact the Company's consolidated financial condition or consolidated results of operations.

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

The Company and the Bank (collectively the Company) adopted the five phase plan of action developed by the Federal Financial Institutions Examination Council to address Year 2000 issues. During phase one, awareness, the Company developed an overall strategy and timetable for the completion of all Year 2000 requirements by mid 1999. Phase two, assessment, involved analyzing, prioritizing and putting each computer driven system on track for Year 2000 compliance according to the timetable establish in the awareness phase. During the third phase, renovation, necessary upgrades were ordered for hardware and software. In addition, each vendor was contacted regarding their Year 2000 progress. Phase four, validation, involved the actual real life testing of all the new upgrades and components. Furthermore, the Company tested with its third party service providers to make sure all new or updated year 2000 compliant systems worked with business partners. Due to the complexity and enormity of this phase, it took until June 30, 1999 for the exhaustive testing to be completed. Phases one through four of the Company's Y2K Project have been completed. The final phase is the actual implementation of the new systems at the turn of the century, with the readiness to execute contingency plans if needed. During the quarter ended June 30, 1999, contingency plans were drafted. Subsequent to June 1999, the contingency plans were tested, independently approved by the Board and senior management, and all employees were be trained on implementing the contingency policies and procedures into branch operations if conditions warrant.

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

To date, the Company has spent approximately $75,000 to $100,000 in expenses directly relating to Year 2000. An estimated $10,000 more will be spent throughout 1999. New hardware, new software, upgrades for the automated teller machines, seminar training for the staff, and sophisticated testing services have comprised the bulk of the Year 2000 expense. These costs are based on the best estimates of management. The Company does not separately track the internal costs incurred for the Y2K project; however, such costs are principally related to payroll costs for information systems employees. It is impossible to accurately predict every expense that may result from the Year 2000 issue; actual expenses could differ from the estimated expenses.

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

To summarize, the Company has completed phases one through five (awareness, assessment, renovation, validation and implementation) and will continue to be deeply involved with customer awareness projects throughout the remainder of 1999. All vendors and suppliers have been contacted and have provided comprehensive and reassuring Year 2000 progress reports. Presently, the Company sees no need to replace any vendor, although, alternative vendors have been compiled for contingency planning. In addition, all commercial loan and deposit customers have been contacted regarding their Year 2000 progress. The Company expects any adverse effect of Year 2000 on its commercial customers to be immaterial.

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


Scott C. Harvard
--------------------                                November 12, 1999
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                    November 12, 1999
--------------------
Steven M. Belote
Treasurer and
Chief Financial Officer