Form 10KSB
period 1999-12-31
SHORE FINANCIAL CORP
filed 2000-03-31
CIK 1045690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the year ended December 31, 1999.

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
                       ----------------------------------

                Virginia                            54-1873994
            ----------------                       ------------
     (State or other jurisdiction of             (I.R.S Employer
      incorporation or organization)            Identification No.)

    25253 Lankford Highway, Onley, VA                  23418
   -----------------------------------              ------------
(Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (757) 787-1335

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($0.33 par value)
                        --------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $8,843,000.

On March 1, 2000, the aggregate market value of the 1,822,812 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $14.4 million. This figure is based on the closing price of $7.88 per share of the Registrant's Common Stock on March 1, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2000:

                      Class                     Outstanding at March 1, 2000
                   -----------                 ------------------------------
           Common Stock, $0.33 par value                  1,822,812

         DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's 1999 Annual Report to the Shareholders are incorporated by reference in Part II hereof.
(2) Portions of Registrant's 2000 Proxy Statement are incorporated by reference in Part III hereof.

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

ITEM 1.
                             DESCRIPTION OF BUSINESS

GENERAL

         Shore Financial Corporation (the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming the holding company of the Bank. The Company's assets consist of its investment in the Bank and approximately $3.1 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered, Federal Reserve member commercial bank whose predecessor began business in 1961. The Company and the Bank are headquartered in Onley, Virginia. The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and the Salisbury/Wicomico County area in Maryland. At December 31, 1999, the Company had assets of $127.6 million, Bank deposits of $107.1 million and stockholders' equity of $13.9 million.

         In August 1997, the Bank completed both a public and a subscription rights offering, issuing 431,250 new shares of common stock that netted the Bank approximately $3.1 million in new capital. It was in August 1997 that the Bank became publicly traded on the Nasdaq National Market under the symbol "SHBK". In November 1997, the Bank's shareholders approved the reorganization of the Bank into the holding company form of organization, and in December 1997, the Bank changed its year end from fiscal June 30 to calendar year December 31 for financial and income tax reporting purposes. On March 31, 1998, the Bank converted from a federally chartered savings bank to a Virginia chartered commercial bank.

         The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, sweep accounts, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. For consumers, the Bank has the only totally free checking account available in its Virginia market, along with telephone banking services, safe deposit boxes, a check card and the largest network of ATMs on the Eastern Shore of Virginia. The Bank delivers its banking services through seven branch offices, including the main office, that are staffed by 64 dedicated employees.

         The Company also offers other services that complement the core financial services offered by the Bank. The Company has an investment in a Virginia registered trust company that provides a vehicle to offer trust and asset management services within the Bank's markets. In March 1999, the Bank activated its subsidiary, Shore Investments, Inc. (the "Subsidiary"), to provide financial services supporting the Bank's operations. These services include, but are not limited to, offering insurance and investment products within the Bank's markets. Also during March 1999, the Subsidiary invested in a Virginia title insurance company that enabled it to offer title insurance policies within the Bank's markets. During September 1999, the Subsidiary entered into an agreement with a third party registered broker-dealer to begin offering investment products. Currently, the Subsidiary has one fully licensed employee that began selling investment products in February 2000.

MARKET AREA

         The Bank's main office and four additional banking offices are located in Accomack and Northampton Counties, which together comprise the Eastern Shore of Virginia. Poultry and seafood processing are major industries in the area, with Perdue Farms and Tyson Foods being the area's two largest employers. Agriculture and tourism are also integral parts of the area's economy. Recently, the Virginia legislature created a Space Port Authority to serve northern Accomack County by promoting commercial space launches from existing space flight facilities and infrastructure at Wallops Island, Virginia. In Northampton County, there is a recently completed Eco-Industrial Park which is committed to environmentally friendly job creation. The park is a model for others nationally and has signed its first tenant.

         During October 1999, the Bank opened its fifth Virginia branch and seventh overall in Parksley, Virginia. The full service facility provides a banking alternative for a community that management considers under-served. This branch also provides transaction volume support for the Bank's Onley, Virginia office, which currently serves customers from that area.

         During April 1999, the Company opened an operations center in Accomac, Virginia. The facility houses the Bank's administrative function and, as of August 1999, provides item processing and check imaging. The operations center has enabled the Company to better serve the Bank's branch network and provide improved customer service.

         In 1995, the Bank expanded into the Salisbury/Wicomico County area of Maryland, which is approximately 60 miles north of the Bank's main office. The Salisbury/Wicomico County area is the economic hub of the Delmarva Peninsula and is centrally located as a crossroads on the peninsula. The area has a diversified economy. Leading industries in the area include poultry processing, electronics and medical services. Salisbury is also home to Salisbury State University, a member of the Maryland university system. During late 1997, the Bank opened its second Maryland branch in the financial district of downtown Salisbury.

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

         The Bank faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and mortgage lenders and to a lesser extent consumer finance companies, credit unions, and savings institutions. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of service it provides to borrowers.

         The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, having convenient business hours, and by marketing its position as the only locally-owned independent bank on the Eastern Shore of Virginia.

CREDIT POLICIES

         The principal risk associated with each of the categories of loans in the Bank's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The largest unsecured and secured individual lending authority currently granted by the Bank is $50,000 and $100,000, respectively. The President and the Chief Lending Officer may individually approve unsecured loans up to $50,000 and secured loans up to $100,000. The President and the Chief Lending Officer may together approve unsecured loans between $50,000 and $100,000 and secured loans between $100,000 and $200,000. Loan applications in excess of $200,000 secured and $100,000 unsecured are approved by the Loan Committee on a weekly basis. The Loan Committee consists of the President and one additional director, with the directors rotating their service on this committee on a monthly basis. All loan applications in excess of $300,000 must be approved by the Board of Directors.

         In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 1999, commitments to extend credit totaled $9.8 million.

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

         CONSTRUCTION LENDING. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 1999, construction and land loans outstanding were $2.3 million, or 2.6%, of gross loans. The average life of a construction loan is less than 12 months and they reprice daily based on the prime rate or are fixed for a 12-month period. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value, in addition to its usual credit analysis of its borrowers. Additionally, the Bank's officers make regular inspections of construction projects prior to disbursement of loan funds. The Bank also obtains a first lien on the property as security for its construction loans.

         COMMERCIAL REAL ESTATE LENDING. The Bank also originates commercial real estate loans. These loans are secured by various types of commercial real estate, including multifamily residential buildings, commercial buildings and offices. At December 31, 1999, commercial real estate loans aggregated $22.5 million or 25.6% of the Bank's gross loans. The interest rates on commercial real estate loans is usually fixed for 1 to 3 years, with either a balloon feature or an additional rate increase feature. Commercial real estate loans made by the Bank generally amortize over 5 to 15 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in its market area.

         In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 100% of the security property's appraised value, although the Bank's loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to adverse conditions in the real estate market or in the economy generally. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Bank generally requires personal guarantees or endorsements of borrowers.

         COMMERCIAL LOANS. Beginning in fiscal year 1993, the Bank began to focus on developing its commercial loan portfolio to qualified small businesses in its market area. At December 31, 1999, commercial loans aggregated $4.9 million or 5.5% of the Bank's gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

         CONSUMER LENDING. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 1999, the Bank had consumer loans of $15.6 million or 17.7% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $75,000. The Bank originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

EMPLOYEES

         At December 31, 1999, the Bank had 53 full-time and 12 part-time employees. The Bank considers relations with its employees to be good.

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

THE COMPANY

         GENERAL. The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA") and the regulation, supervision and examination requirements of the Board of Governors of the Federal Reserve System. Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval. Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

         ACTIVITIES OBLIGATIONS AND RESTRICTIONS. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance funds. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

THE BANK

         GENERAL. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission's Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve Board and the Federal Deposit Insurance Corporation. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The SCC completed its most recent examination in March, 1999. In November 1998, the Federal Reserve completed a compliance examination of the Bank. Both examinations yielded results that exceeded regulatory requirements.

         INSURANCE OF ACCOUNTS. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the SAIF. However, a portion of the Bank's deposits are subject to assessments imposed by BIF. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points for $100 of insured deposits, depending on the institutions capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO currently assesses BIF-insured and SAIF-insured deposits an additional 2.12 basis points per $100 of deposits to cover those obligations.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and its the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 1999, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.84%, 13.44% and 9.01%, respectively.

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

         FINANCIAL MODERNIZATION LEGISLATION. The Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. While certain portions of GLBA became effective upon enactment and on March 11, 2000, many other provisions do not become effective until May 2001 and most of the regulations implementing the law have not yet been issued. As a result, the overall impact of GLBA on the Company cannot be predicted at this time. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

         GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

         o securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

         o        insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

         GLBA establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and their financial subsidiaries, the Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities.

         With regard to Federal securities laws, GLBA removes the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934, and sets out a number of limited activities, including trust and fiduciary activities, in which a bank may engage without being considered a broker, and a set of activities in which a bank may engage without being considered a dealer. The Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

         GLBA also provides new protections against the transfer and use by financial institutions of consumer's nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions will generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

         At this time, the Company is unable to predict the impact GLBA may have upon its or its subsidiaries' financial condition or results of operations. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under GLBA.

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

         Under the applicable statutes of limitation, the Bank's federal income tax returns for 1995 through 1998 are open to examination by the Internal Revenue Service (the "Service"). During February 2000, the Service notified the Bank that its December 1997 tax return is scheduled for examination which will begin during April 2000.

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

         The Bank's retained earnings at December 31, 1999 included approximately $783,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount was not subject to federal income taxes upon the Bank converting from a federal savings bank to a state chartered commercial bank. However, the Bank is subject to the same recapture provisions it was subject to as a savings association.

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


ITEM 2.
                             DESCRIPTION OF PROPERTY


         The main office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2000, with four five-year renewals. During February 1999, the Company entered into a five year lease agreement (with two five-year renewals) to lease commercial office space that will accommodate the Company's administrative operations and enable it to bring the Bank's item processing function in house. The Bank operates six other banking offices (4 in Virginia and 2 in Salisbury, Maryland), with all but the downtown Salisbury branch being owned free of any encumbrances. The Bank leases the downtown Salisbury branch location under an agreement expiring in 2002, with three five-year renewals.

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


ITEM 4.
              SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II


ITEM 5.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information included under "Market for Registrant's Common Stock and Related Stockholder Matters" appearing on page 48 of the Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.


ITEM 6.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information included under "Selected Financial Highlights" appearing on page 3 of the Annual Report and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 22 of the Annual Report are incorporated herein by reference.


ITEM 7.
                              FINANCIAL STATEMENTS

         The Consolidated Financial Statements and the notes thereto on pages 23 through 47 of the Annual Report are incorporated herein by reference.


ITEM 8.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

           Name               Age                Position
           ----               ---                --------
      Steven M. Belote         34       Vice President and Secretary


ITEM 10.

                             EXECUTIVE COMPENSATION


ITEM 11.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as specified above, and pursuant to General Instructions E
(3), the information called for by Part III, Items 9. through 12., is incorporated herein by reference from the Company's definitive proxy statement ("proxy statement") for the Company's Annual Meeting of Shareholders to be held on April 18, 2000, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 22, 2000.

                                     PART IV


ITEM  13.
                              EXHIBITS AND FORM 8-K


(a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

       NO.                           DESCRIPTION
       ---                           -----------

      3.1     Articles of Incorporation of Registrant.*

      3.2     Bylaws of Registrant.*

     10.1     Company's Incentive Stock Option Plan.*

     10.2 Amended and Restated Employment Agreement between the Company and Scott C. Harvard.

     10.3 Management Continuity Agreement between the Company and Scott C. Harvard.

     11.0     Earnings Per Share Computation. **

     13.0     1999 Annual Report to Shareholders.

     21.0 Subsidiaries of the Registrant -- Reference is made to "Item 1. Description of Business" for the required information.

     27.0     Financial Data Schedule.
---------------------

* Incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

** Information required herein is incorporated by reference from Note 15 on page 44 of the financial statements attached hereto to this Form 10-KSB.

(b) Reports on Form 8-K. No reports were filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHORE FINANCIAL CORPORATION

                                          By: /s/ Scott C. Harvard
                                             ---------------------------------
                                              Scott C. Harvard
                                              President and Chief Executive
                                              Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                             Date
        ---------                        --------                             ----
/s/ Henry P. Custis, Jr.          Chairman of the Board and               March 29, 2000
------------------------------    Director
Henry P Custis, Jr.

/s/ Scott C. Harvard              President (Principal Executive          March 29, 2000
------------------------------    Officer) and Director
Scott C. Harvard

/s/ Steven M. Belote              Treasurer (Principal Financial          March 29, 2000
------------------------------    Officer and Accounting Officer)
Steven M. Belote

/s/ Terrell E. Boothe             Director                                March 29, 2000
------------------------------
Terrell E. Boothe

/s/ D. Page Elmore                Director                                March 29, 2000
------------------------------
D. Page Elmore

/s/ Richard F. Hall, III          Director                                March 29, 2000
------------------------------
Richard F. Hall, III

/s/ Lloyd J. Kellam, III          Director                                March 29, 2000
------------------------------
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury          Director                               March 29, 2000
------------------------------
L. Dixon Leatherbury

/s/ A. Jackson Mason              Director                                March 29, 2000
------------------------------
A. Jackson Mason