Form 10QSB
period 2000-03-31
SHORE FINANCIAL CORP
filed 2000-05-12
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Virginia                                  54-1873994
-------------------------------------------              -------------------
          (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                  Identification Number)

        25253 Lankford Highway
           Onley, Virginia                                       23418
-------------------------------------------              -------------------
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
Yes   X    No
     ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of May 12, 2000:  1,822,812

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ----      ---

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               INDEX - FORM 10-QSB

                         PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999

            Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

            Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2000

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

                                   SIGNATURES

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                         March 31,                    December31,
                                                                                           2000                           1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                      ASSETS
Cash (including interest - earning deposits of
     approximately $4,040,000 and $2,172,000, respectively)                           $    8,465,300                 $    6,821,395
Investment securities:
     Held to maturity (fair value of $3,417,000 and
         $1,827,000, respectively)                                                         3,396,609                      1,838,675
     Available for sale (amortized cost of $27,386,000 and
         $27,418,000, respectively)                                                       26,078,019                     26,179,905
Investment in Federal Home Loan Bank stock,
     at cost                                                                                 491,800                        491,800
Investment in Federal Reserve Bank stock, at cost                                            124,800                        124,800
Loans receivable, net                                                                     87,911,313                     87,063,434
Premises and equipment, net                                                                2,952,068                      3,007,436
Real estate owned                                                                            161,154                        188,273
Accrued interest receivable                                                                  987,442                      1,029,551
Prepaid expenses and other assets                                                            872,493                        847,325
                                                                                    ------------------------------------------------

                                                                                      $  131,440,998                 $  127,592,594
                                                                                    ------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $  115,730,608                 $  107,148,318
Advances from Federal Home Loan Bank                                                       1,004,676                      6,002,635
Advance payments by borrowers for taxes
     and insurance                                                                           316,170                        204,686
Accrued interest payable                                                                      88,532                         92,763
Accrued expenses and other liabilities                                                       325,913                        246,124
                                                                                    ------------------------------------------------
            Total liabilities                                                            117,465,899                    113,694,526
                                                                                    ------------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                               -                              -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 1,822,812 shares issued and
         outstanding                                                                         601,528                        601,528
     Additional capital                                                                    3,632,392                      3,632,392
     Retained earnings, substantially restricted                                          10,616,679                     10,473,848
     Accumulated other comprehensive income (loss)                                          (875,500)                      (809,700)
                                                                                    ------------------------------------------------
            Total stockholders' equity                                                    13,975,099                     13,898,068
                                                                                    ------------------------------------------------

                                                                                      $  131,440,998                 $  127,592,594
                                                                                    ================================================

   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                                        Three Months Ended March 31,
                                                               ------------------------------------------------
                                                                        2000                    1999
---------------------------------------------------------------------------------------------------------------
Interest income
     Loans                                                          $       1,820,433        $       1,725,532
     Investments
            Taxable                                                           396,121                  361,739
            Tax-exempt                                                         55,931                   79,150
                                                               ------------------------------------------------
         Total interest income                                              2,272,485                2,166,421
                                                               ------------------------------------------------

Interest expense
     Deposits                                                               1,077,600                1,090,514
     FHLB advances                                                             50,646                   18,420
                                                               ------------------------------------------------
         Total interest expense                                             1,128,246                1,108,934
                                                               ------------------------------------------------

Net interest income                                                         1,144,239                1,057,487

Provision for loan losses                                                      53,100                   58,300
                                                               ------------------------------------------------

Net interest income after
     provision for loan losses                                              1,091,139                  999,187
                                                               ------------------------------------------------

Noninterest income
     Deposit account fees                                                     160,944                  158,635
     Loan fees                                                                 35,711                   41,603
     Gains on sales of securities                                                   -                   16,244
     Other                                                                     40,533                   32,370
                                                               ------------------------------------------------
         Total noninterest income                                             237,188                  248,852
                                                               ------------------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                                             409,338                  310,088
     Occupancy and equipment                                                  264,033                  168,974
     Advertising                                                               12,652                   13,027
     Data processing                                                          101,888                  120,445
     Federal insurance premium                                                  5,778                   15,345
     Other                                                                     96,882                   91,265
                                                               ------------------------------------------------
         Total noninterest expense                                            890,571                  719,144
                                                               ------------------------------------------------

Income before income taxes                                                    437,756                  528,895

Income taxes                                                                  149,100                  179,800
                                                               ------------------------------------------------

Net income                                                          $         288,656        $         349,095
                                                               ================================================

Cash dividend declared per common share                             $            0.08        $            0.07
                                                               ================================================

Earnings Per Common Share:
         Basic                                                      $            0.16        $            0.19
                                                               ================================================

         Diluted                                                    $            0.16        $            0.19
                                                               ================================================

   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              Other
                                          Common           Additional      Retained       Comprehensive
                                           Stock            Capital        Earnings       Income (Loss)         Total
                                       ---------------- ---------------  --------------- ----------------  ----------------
Balance, December 31, 1999             $  601,528       $  3,632,392     $ 10,473,848     $   (809,700)     $ 13,898,068

Common stock dividend declared                  -                  -         (145,825)               -          (145,825)

Comprehensive income                            -                  -          288,656          (65,800)          222,856
                                       ----------------------------------------------------------------------------------

Balance, March 31, 2000                $  601,528       $  3,632,392     $ 10,616,679     $   (875,500)     $ 13,975,099
                                       ==================================================================================



   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                 Three Months Ended March 31,
                                                                                          ----------------------------------------
                                                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------  ----------------
Cash flows from operating activities
     Net income                                                                            $       288,656     $         349,095
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                                               53,100                58,300
            Depreciation and amortization                                                           88,185                65,729
            Amortization of premium and accretion
                of discount on securities, net                                                     (11,792)               (1,081)
            Gain on sale of securities                                                                   -               (16,243)
            Change in net deferred loan fees                                                         1,209               (26,939)
            Loss on sale of repossessed assets                                                       2,703                     -
            (Increase) decrease in other assets                                                     35,434               (68,622)
            Increase in other liabilities                                                          204,127               149,109
                                                                                          ---------------------------------------
                Net cash provided by operating activities                                          661,622               509,348
                                                                                          ---------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                                     (27,876)           (3,467,654)
     Proceeds from maturities and sales of
         available-for-sale securities                                                              25,000             2,785,000
     Purchase of held-to-maturity securities                                                    (1,989,204)                    -
     Proceeds from maturities of held-to-maturity
         securities                                                                                444,824             2,521,493
     Loan originations, net of repayments                                                         (902,188)           (4,782,789)
     Purchase of premises and equipment                                                            (31,194)             (214,106)
     Proceeds from sale of real estate owned                                                        24,417                     -
                                                                                          ---------------------------------------
                Net cash used by investing activities                                           (2,456,221)           (3,158,056)
                                                                                          ---------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                                             3,524,972             3,065,762
     Net increase in time deposits                                                               5,057,318             1,216,068
     Proceeds from FHLB advances                                                                 1,500,000             1,800,000
     Repayments of FHLB advances                                                                (6,497,961)           (1,801,218)
     Payment of dividend on common stock                                                          (145,825)             (126,757)
                                                                                          ---------------------------------------
                Net cash provided by financing activities                                        3,438,504             4,153,855
                                                                                          ---------------------------------------

Increase in cash and cash equivalents                                                            1,643,905             1,505,147

Cash and cash equivalents, beginning of period                                                   6,821,395             3,900,861
                                                                                          ---------------------------------------

Cash and cash equivalents, end of period                                                   $     8,465,300     $       5,406,008
                                                                                          =======================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                              $     1,132,477     $       1,098,355
     Cash paid for income taxes                                                            $             -     $         142,000


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                                               $             -     $          22,001


   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shore Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Prior to that the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia. During March 1999, the Bank activated its subsidiary, Shore Investments, Inc., to engage in financial activities supporting the Bank's operations. These activities include the selling of investment and insurance products.

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2000 and 1999.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000             1999
                                                    -----------      -----------
Net income (numerator, basic and diluted)           $   288,656      $   349,095
Weighted average shares outstanding
(denominator)                                         1,822,812        1,810,812
                                                    -----------      -----------

Earnings per common share - basic                   $      0.16      $      0.19
                                                    ===========      ===========

Effect of dilutive securities:

Weighted average shares outstanding                   1,822,812        1,810,812
Effect of stock options                                       -           15,585
                                                    -----------      -----------
Diluted average shares outstanding
(denominator)                                         1,822,812        1,826,397
                                                    -----------      -----------

Earnings per common share -
assuming dilution                                   $      0.16      $      0.19
                                                    ===========      ===========

The effect of dilutive securities was not used to compute dilutive earnings per share at March 31, 2000 because the effect would have been anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2000 and 1999:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2000               1999
                                                ---------          ---------

Net income                                      $ 288,656          $ 349,095
Other comprehensive income (loss)                 (65,800)          (211,700)
                                                ---------          ---------

Total comprehensive income                      $ 222,856          $ 137,395
                                                =========          =========

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2000 and 1999.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                     ----------      ---------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
     arising during the period                       $(103,000)     $(304,600)
Less: reclassification adjustment
     for gains (losses) included in income                   -         16,200
                                                     ----------      ---------

Total other comprehensice income (loss)
     before income tax expense                        (103,000)      (320,800)

Income tax (expense) benefit                            37,200        109,100
                                                     ----------      ---------

Net unrealized gains (losses)                        $ (65,800)     $(211,700)
                                                     ==========     =========


NOTE 5 - STOCKHOLDERS' EQUITY

During the period ended March 31, 2000, the Company declared a $0.08 per share cash dividend paid on March 17, 2000 to all shareholders of record on March 1, 2000. The dividend totaled approximately $146,000, or 11% of 1999 annual earnings. On March 1, 2000, the Company granted 14,000 stock options with an exercise price of $7.88 per share to several of its executive officers.

NOTE 6 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2000 and 1999:

(in thousands)                          Virginia  Maryland    Other     Total
                                        --------  --------    -----     -----
Net Interest Income:
     Three months ended March 31, 2000   $  796    $  163    $  185    $ 1,144
     Three months ended March 31, 1999   $  732    $  146    $  179    $ 1,057

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2000 was $288,700, compared to net income of $349,100 for the same period in the prior year. Earnings for the quarter were impacted by several expansion projects undertaken by the Company during the second half of 1999, which have resulted in higher operating expenses. In August of last year, the company began providing item processing and check imaging for its 10,000 plus demand deposit accounts. Also in August, the company began hiring for its subsidiary, Shore Investments, Incorporated, which started offering non-deposit products through the bank branches in February of 2000. In October 1999 the Company opened its seventh branch office in Parksley, Virginia. The new branch has new deposits of over $3 million and total deposits in excess of $12 million.

Net Interest Income

Net interest income increased $86,800 for the three months ended March 31, 2000, as compared to the same period in 1999. An increase in net interest margin from 3.77% in 1999 to 3.90% in 2000 positively impacted net interest income. The interest rate spread increased to 3.26% for the three months ended March 31, 2000, as compared to 3.11% for the 1999 three month period. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $10.5 million at March 31, 2000, as compared $8.5 million at March 31, 1999. Including average noninterest-bearing deposits in calculating the cost of funds results in an additional 36 basis points and 31 basis points in interest rate spread for the three months ended March 31, 2000 and 1999, respectively. Increases in net interest margin and net interest spread for the three months ended March 31, 2000 reflect the higher interest rate environment in existence during the March 2000 period as compared to the same period of 1999.

Interest income increased $106,100 for the three months ended March 31, 2000, as compared to the same period in 1999. The increase resulted from the average balance of loans increasing by $5.6 million during the period, primarily in commercial and consumer lending. Although the average balance of securities decreased by $1.2 million, a 22 basis point increase in yield on securities positively impacted interest income. Lower yields on loans during the March 2000 period, as compared to 1999, negatively impacted interest income. However, the current rising rate environment should positively impact loan yields and interest income as rates within the Company's existing loan portfolio increase and rates on new loans increase within the market.

Interest expense increased $19,300 for the three months ended March 31, 2000, as compared to the same period in 1999. This is due to increased borrowings from the Federal Home Loan Bank to fund potential liquidity requirements resulting from the year 2000 date change. Average borrowings from the Federal Home Loan Bank increased $2.1 million for the March 2000 period, as compared to the same period in 1999. Average interest-bearing deposits increased by $1.2 million during the three months ended March 31, 2000, as compared to the same period of 1999. This increase was offset by a decrease in the average rate on interest-bearing liabilities from 4.46% in 1999 to 4.39% for the March 2000 period. An increased emphasis on attracting lower costing interest-bearing and noninterest-bearing commercial and consumer deposit relationships has contributed to the lower deposit rates.

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

            Average Balances, Income and Expenses, Yields and Rates

                                                                Three Months Ended March 31,
                                           -------------------------------------------------------------------------
                                                           2000                               1999
                                           ---------------------------------    ------------------------------------
                                            Average      Income/      Yield/    Average       Income/         Yield/
                                            Balance      Expense      Rate      Balance       Expense          Rate
                                           ---------    ---------      ----     ---------    ---------         ----
Assets:
     Securities (1)                        $  30,037    $     453      6.03%    $  31,230    $     454         5.81%
     Loans (net of unearned income):
          Real estate mortgage                44,095          840      7.62%       44,505          887         7.97%
          Real estate construction               634           13      8.21%        1,536           31         8.07%
          Commercial                          28,198          618      8.77%       23,641          519         8.78%
          Home equity lines                    5,158          122      9.46%        5,633          121         8.59%
          Consumer                            10,320          227      8.80%        7,530          167         8.87%
                                           ---------    ---------               ---------    ---------
               Total loans                    88,405        1,820      8.23%       82,845        1,725         8.33%
                                           ---------    ---------               ---------    ---------
     Federal funds sold                            -            -         -             -            -            -
     Interest-bearing deposits
          in other banks                       1,871           28      5.99%        2,482           28         4.51%
                                           ---------    ---------               ---------    ---------
               Total earning assets          120,313        2,301      7.65%      116,557        2,207         7.57%
                                           ---------                            ---------
     Less: allowance for loan losses          (1,179)                                (923)
     Total nonearning assets                   7,104                                6,263
                                           ---------                            ---------
     Total assets                          $ 126,238                            $ 121,897
                                           =========                            =========

Liabilities
     Interest-bearing deposits:
          Checking and savings             $  32,522    $     203      2.50%    $  29,701    $     190         2.56%
          Time deposits                       66,669          874      5.24%       68,292          901         5.28%
                                           ---------    ---------               ---------    ---------

               Total interest-bearing
               deposits                       99,191        1,077      4.34%       97,993        1,091         4.45%

     FHLB advances                             3,563           51      5.73%        1,436           18         5.01%
                                           ---------    ---------               ---------    ---------
               Total interest-bearing
               liabilities                   102,754        1,128      4.39%       99,429        1,109         4.46%
                                                        ---------                            ---------
     Non-interest bearing liabilities:
          Demand deposits                      9,308                                7,515
          Other liabilities                      236                                1,128
                                           ---------                            ---------

     Total liabilities                       112,298                              108,072
     Stockholders' equity                     13,940                               13,825
                                           ---------                            ---------

     Total liabilities and stockholders'
          equity                           $ 126,238                              $121,897
                                           =========                              ========

     Net interest income (1)                            $   1,173                            $   1,098
                                                        =========                            =========

     Interest rate spread (1)                                          3.26%                                   3.11%
     Net interest margin (1)                                           3.90%                                   3.77%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $29,000 and $41,000 for the three months ended March 31, 2000 and 1999, respectively.

Noninterest Income

Noninterest income was $237,200 during the three months ended March 31, 2000, as compared to $248,900 for the same period in 1999, a decrease of $11,700 or 4.7%. Excluding gains on sales of securities of $16,200 during 1999, noninterest income increased $4,500 during the March 2000 period. Increases in deposit account and other fees resulting from additional deposit relationships during the period contributed to this increase in income.

Provision for Loan Losses

Provision for loan losses was $53,100 for the three months ended March 31, 2000 as compared to $58,300 for the same period in 1999. See Asset Quality for additional discussions of these loans.

Noninterest Expense

Noninterest expense was $890,600 during the three months ended March 31, 2000, as compared to $719,100 for the same period in 1999, an increase of $171,500 or 23.8%. This increase is primarily due to additional noninterest expense associated with the October 1999 opening of the bank's seventh branch office in Parksley, Virginia, and the additional cost of the bank's new operations center in Accomac, Virginia. The Parksley branch incurred approximately $70,100 in noninterest expense during the three months ended March 31, 2000. The operations center provides item processing and check imaging for the Bank, a service that through August 1999 was outsourced to an independent provider. Added costs associated with operating this facility during the March 2000 period were significantly offset by the savings resulting from terminating the relationship with the independent provider that previously performed these services for the Company. Additionally, performing these functions in house enables the Company to provide better service to its customers.

Financial Condition

During the three months ended March 31, 2000, the Company increased its assets $3.8 million from $127.6 million at December 31, 1999, to $131.4 million at March 31, 2000. This increase was due primarily to increases in net loans of $847,900 and increases in cash and investments of $3.1 million.

Deposits increased $8.6 million during the three months ended March 31, 2000. Time deposits and demand deposit accounts increased by approximately $5.1 million and $3.5 million, respectively, during the period due to aggressive efforts by the Company to increase deposit account relationships. During the period, the Company used approximately $5.0 million of this growth to pay down Federal Home Loan Bank advances that were outstanding at December 31, 1999 to meet liquidity needs for the year 2000 rollover.

Stockholders' equity was $14.0 million at March 31, 2000, compared to $13.9 million at December 31, 1999. Net income of $288,700 was offset by the payment of $146,000 ($.08 per share) in common stock dividends and increases in unrealized losses on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.5 million at March 31, 2000, compared to $1.4 million at December 31, 1999. As to nonaccrual loans existing at March 31, 2000, approximately $30,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. At March 31, 2000, the Company identified loans totaling $285,000 that qualify as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Amounts identified were to the same borrower and management has been attempting to obtain full repayment. The Company has a sales contact on property collateralizing one of the loans that will result in approximately $135,000 of net proceeds toward the total outstanding amount. Management does not expect to collect the remaining contractual principal and interest due in their entirety and has estimated that the total loss on the two loans may approach $150,000. Accordingly, management has specifically reserved $150,000 towards these loans, representing possible principal repayment shortfalls and miscellaneous costs to collect. The Company continues to maintain all loans classified as impaired in nonaccrual status, even as payments are made. Payments are currently being applied to reduce the outstanding principal balance.

At March 31, 2000, all loans 60 days or more delinquent, including nonperforming loans, totaled $2.1 million. In addition, other performing loans totaling $1.3 million existed that have documentation deficiencies or other potential problems that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                              Nonperforming Assets

                                             March 31,     December 31,
                                               2000           1999
                                             ---------     -----------
Nonaccrual loans:
     Commercial                              $   667         $  242
     Real estate construction                    -              -
     Real estate mortgage                        632            907
     Home equity lines of credit                 -              -
     Consumer                                     42             43
                                             ---------     --------

     Total nonaccrual loans                    1,341          1,192
Other real estate owned                          161            188
                                             ---------     --------

     Total nonperforming assets              $ 1,502         $1,380
                                             =======         ======

Loans past due 90 or more days
     accruing interest                           -              -
Allowance for loan losses to
     nonaccrual loans                          90.68%         97.57%
Nonperforming assets to period end
     loans and other real estate owned          1.68%          1.54%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                            Allowance for Loan Losses



                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2000             1999
                                               ---------          -------
Balance, beginning of period                      $1,163          $  920
Loans charged off:
     Commercial                                        4               -
     Real estate construction                          -               -
     Real estate mortgage                              -              14
     Home equity lines of credit                       -               -
     Consumer                                         11              21
                                               ---------          -------

     Total loans charged-off                          15              35
                                               ---------          -------

Recoveries:
     Commercial                                       14               -
     Real estate construction                          -               -
     Real estate mortgage                              -               -
     Home equity lines of credit                       -               -
     Consumer                                          1               8
                                               ---------          -------

     Total recoveries                                 15               8
                                               ---------          -------

Net charge-offs                                        -             (27)
Provision for loan losses                             53              58
                                               ---------          -------

Balance, end of period                            $1,216          $  951
                                               =========          =======

Allowance for loan losses to loans
     outstanding at end of period                  1 .36%           1.11%

Allowance for loan losses to nonaccrual
     loans outstanding at end of period            90.68%         154.89%

Net charge-offs to average loans
     outstanding during period                         -           -0.03%

Liquidity and Capital Resources

Liquidity represents the Company's ability to meet present and future obligations through the sale and maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, available-for-sale investments and investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.

At March 31, 2000, the Company had outstanding loan and line of credit commitments of $10.4 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2000 amounted to $47.8 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.6 million for the three months ended March 31, 2000, compared to an increase of $1.5 million for the three months ended March 31, 1999. Net cash provided by operating activities was $661,600 for the three months ended March 31, 2000, compared to $509,300 during the same period in 1999. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $2.5 million during the three months ended March 31, 2000, compared to $3.2 million for the three months ended March 31, 1999. The fluctuations in amounts during these periods were primarily the result of changes in loan growth, investments and capital expenditures during the three months ended March 31, 2000, as compared to the same period of 1999.

Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2000, compared to $4.2 million for the three months ended March 31, 1999. The fluctuations in amounts during these periods were primarily the result of increased deposit growth offset by repayments of borrowings with the Federal Home Loan Bank during the March 2000 period, as compared to the March 1999 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2000 and December 31, 1999.

                               Analysis of Capital


                                            March 31,       December 31,
                                              2000             1999
                                            --------        -----------

Tier 1 Capital:
     Common stock                           $    602         $    602
     Additional paid-in capital                3,632            3,632
     Retained earnings                        10,617           10,474
     Comprehensive income (loss)                (876)            (810)
                                            --------         --------
          Total capital (GAAP)                13,975           13,898
     Less: Intangibles                           (37)             (38)
     Unrealized (gains) losses                   588              555
                                            --------         --------
          Total Tier 1 capital              $ 14,526         $ 14,415
                                            --------         --------



Tier 2 Capital:
     Allowable allowances for loan losses      1,059            1,039
                                            --------         --------
          Total Tier 2 capital              $ 15,585         $ 15,454
                                            --------         --------

Risk-weighted assets                        $ 86,983         $ 85,631

Capital Ratios (1):
     Tier 1 risk-based capital ratio           16.70%           16.83%
     Total risk-based capital ratio            16.07%           16.23%
     Tier 1 capital to average adjusted
          total assets                         11.51%           11.59%


Interest Sensitivity

An important element of both earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect the net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing assets or liabilities at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching amounts of assets and liabilities maturing in the same time interval helps hedge interest-rate risk and minimize the impact on net interest income in periods of rising or falling interest rates.

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management's outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

The following table presents the Company's interest sensitivity position at March 31, 2000. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                          Interest Sensitivity Analysis

                                                                         March 31, 2000
                                                ----------------------------------------------------------------
                                                 With-in       91-365         1 to 5        Over
                                                 90 Days        Days          Years        5 Years     Total
                                                ---------     ---------     ---------     ---------    ---------
Interest-Earning Assets:
     Loans                                      $  13,926     $  20,779     $  31,237     $  23,185    $  89,127
     Securities                                       686         4,891        16,919         6,979       29,475
     Money market and other
          short term securities                     4,040           -             -             -          4,040
                                                ---------     ---------     ---------     ---------    ---------

     Total earning assets                       $  18,652     $  25,670     $  48,156     $  30,164    $ 122,642
                                                =========     =========     =========     =========    =========
     Cummulative earning assets                 $  18,652     $  44,322     $  92,478     $ 122,642    $ 122,642
                                                =========     =========     =========     =========    =========


Interest-Bearing Liabilities:
     Money market savings                           7,311           -             -             -          7,311
     Interest checking                                -             -          13,048           -         13,048
     Savings                                          -             -          14,126           -         14,126
     Certificates of deposit                       12,980        34,784        18,341         4,652       70,757
     FHLB advances                                    -             -             -           1,005        1,005
                                                ---------     ---------     ---------     ---------    ---------

     Total interest-bearing liabilities         $  20,291     $  34,784     $  45,515     $   5,657    $ 106,247
                                                =========     =========     =========     =========    =========
     Cummulative interest-bearing liabilities      20,291        55,075       100,590       106,247      106,247
                                                =========     =========     =========     =========    =========

     Period gap                                 $  (1,639)    $  (9,114)    $   2,641     $  24,507    $  16,395
     Cummulative gap                            $  (1,639)    $ (10,753)    $  (8,112)    $  16,395    $  16,395
     Ratio of cummulative interest-earning
     assets to interest-bearing liabilities         91.92%        80.48%        91.94%       115.43%      115.43%
     Ratio of cummulative gap to total
          earning assets                           -1.34%        -8.77%        -6.61%         13.37%       13.37%


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


Scott C. Harvard                                           May 12, 2000
------------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                           May 12, 2000
------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer