Form 10QSB
period 2000-06-30
SHORE FINANCIAL CORP
filed 2000-08-10
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               For the quarterly period ended June 30, 2000

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                  Virginia                                   54-1873994
     -----------------------------------                 -------------------
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                 Identification Number)

         25253 Lankford Highway
            Onley, Virginia                                    23418
------------------------------------                       --------------
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
Yes   X    No
     --       --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of August 8, 2000:  1,822,812

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    ----      ---

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                           Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2000 and 1999

                           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

                           Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000

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

                                   SIGNATURES

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                    June 30,               December 31,
                                                                                      2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                      ASSETS


Cash (including interest - earning deposits of
     approximately $2,064,000 and $2,172,000, respectively)                   $            7,209,500    $            6,821,400
Investment securities:
     Held to maturity (fair value of $8,772,000 and
         $1,827,000, respectively)                                                         8,787,800                 1,838,700
     Available for sale (amortized cost of $27,241,000 and
         $27,418,000, respectively)                                                       25,898,600                26,179,900
Investment in Federal Home Loan Bank stock,
     at cost                                                                                 491,800                   491,800
Investment in Federal Reserve Bank stock, at cost                                            124,800                   124,800
Loans receivable, net                                                                     87,990,700                87,063,400
Premises and equipment, net                                                                2,887,400                 3,007,400
Real estate owned                                                                                  -                   188,300
Accrued interest receivable                                                                1,177,200                 1,029,600
Prepaid expenses and other assets                                                            912,400                   847,300
                                                                            ---------------------------------------------------

                                                                              $          135,480,200    $          127,592,600
                                                                            ---------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                      $          119,240,000    $          107,148,300
Advances from Federal Home Loan Bank                                                       1,388,000                 6,002,600
Advance payments by borrowers for taxes
     and insurance                                                                           266,400                   204,700
Accrued interest payable                                                                     119,200                    92,800
Accrued expenses and other liabilities                                                       186,700                   246,200
                                                                            ---------------------------------------------------
            Total liabilities                                                            121,200,300               113,694,600
                                                                            ---------------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                               -                         -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 1,822,812 shares issued and
         outstanding                                                                         601,500                   601,500
     Additional capital                                                                    3,632,400                 3,632,400
     Retained earnings, substantially restricted                                          10,925,700                10,473,800
     Accumulated other comprehensive income                                                 (879,700)                 (809,700)
                                                                            ---------------------------------------------------
            Total stockholders' equity                                                    14,279,900                13,898,000
                                                                            ---------------------------------------------------

                                                                              $          135,480,200    $          127,592,600
                                                                            ===================================================


   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income


                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                               --------------------------------------     -------------------------------------
(Unaudited)                                           2000                   1999                2000                 1999
-------------------------------------------------------------------------------------     -------------------------------------
Interest income
     Loans                                        $   1,897,500        $   1,753,800        $  3,718,000        $   3,479,200
     Investments
            Taxable                                     470,800              342,200             866,900              727,200
            Tax-exempt                                   54,800               84,100             110,700              140,000
                                               -------------------------------------- ----------------------------------------
         Total interest income                        2,423,100            2,180,100           4,695,600            4,346,400
                                               -------------------------------------- ----------------------------------------

Interest expense
     Deposits                                         1,215,000            1,063,000           2,292,600            2,153,500
     FHLB advances                                       13,700               29,000              64,300               47,400
                                               -------------------------------------- ----------------------------------------
         Total interest expense                       1,228,700            1,092,000           2,356,900            2,200,900
                                               -------------------------------------- ----------------------------------------

Net interest income                                   1,194,400            1,088,100           2,338,700            2,145,500

Provision for loan losses                                53,100              267,300             106,200              325,600
                                               -------------------------------------- ----------------------------------------

Net interest income after
     provision for loan losses                        1,141,300              820,800           2,232,500            1,819,900
                                               -------------------------------------- ----------------------------------------

Noninterest income
     Deposit account fees                               191,300              175,600             352,200              334,200
     Loan fees                                           32,000               41,100              67,700               82,800
     Gains on sales of securities                             -              226,000                   -              242,200
     Other                                               34,600               22,900              75,200               55,300
                                               -------------------------------------- ----------------------------------------
         Total noninterest income                       257,900              465,600             495,100              714,500
                                               -------------------------------------- ----------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                       436,400              348,500             845,700              658,600
     Occupancy and equipment                            226,700              205,500             490,700              374,500
     Advertising                                         15,500               16,500              28,200               29,500
     Data processing                                    105,700              144,200             207,600              264,600
     Federal insurance premium                            5,500               15,300              11,300               30,600
     Other                                              141,100               85,100             237,900              176,300
                                               -------------------------------------- ----------------------------------------
         Total noninterest expense                      930,900              815,100           1,821,400            1,534,100
                                               -------------------------------------- ----------------------------------------

Income before income taxes                              468,300              471,300             906,200            1,000,300

Income taxes                                            159,400              160,300             308,500              340,100
                                               -------------------------------------- ----------------------------------------

Net income                                        $     308,900        $     311,000        $    597,700        $     660,200
                                               ====================================== ========================================


Cash dividend declared per common share           $           -        $           -        $       0.08        $        0.07
                                               ====================================== ========================================

Earnings Per Common Share:
         Basic                                    $        0.17        $        0.17        $       0.33        $        0.36
                                               ====================================== ========================================

         Diluted                                  $        0.17        $        0.17        $       0.33        $        0.36
                                               ====================================== ========================================


   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                              Other
                                           Common       Additional        Retained        Comprehensive
                                            Stock         Capital          Earnings           Income               Total
                                       ------------    ------------   ---------------     --------------       --------------

Balance, December 31, 1999              $   601,500    $  3,632,400    $  10,473,800        $  (809,700)       $  13,898,000

Common stock dividend declared                    -               -         (145,800)                 -             (145,800)

Comprehensive income                              -               -          597,700            (70,000)             527,700
                                       --------------------------------------------------------------------------------------


Balance, June 30, 2000                  $   601,500    $  3,632,400    $  10,925,700        $  (879,700)       $  14,279,900
                                       ======================================================================================




   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                          Six Months Ended June 30,
                                                                                 --------------------------------------------
                                                                                         2000                  1999
-------------------------------------------------------------------------------------------------------  --------------------
Cash flows from operating activities
     Net income                                                                   $            597,700     $         660,200
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                                          106,200               325,600
            Depreciation and amortization                                                      175,600               135,300
            Amortization of premium and accretion
                of discount on securities, net                                                 (48,100)                5,800
            Gain on sale of securities                                                               -              (242,200)
            Change in net deferred loan fees                                                     3,200               (51,500)
            Loss on sale of repossessed assets                                                  28,500                     -
            Increase in other assets                                                          (180,500)             (113,700)
            Increase (decrease) in other liabilities                                            28,200               (76,600)
                                                                                 --------------------------------------------
                Net cash provided by operating activities                                      710,800               642,900
                                                                                 --------------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                                 (52,300)           (3,736,600)
     Proceeds from maturities and sales of
         available-for-sale securities                                                         225,000             4,015,100
     Purchase of held-to-maturity securities                                                (7,946,500)             (300,000)
     Proceeds from maturities of held-to-maturity
         securities                                                                          1,049,100             2,614,100
     Redemption of Federal Home Loan Bank stock                                                      -                88,700
     Loan originations, net of repayments                                                   (1,036,700)           (7,656,800)
     Purchase of premises and equipment                                                        (52,400)             (343,800)
     Proceeds from sale of real estate owned                                                   159,800                 2,500
     Improvements to real estate owned                                                               -                (9,600)
                                                                                 --------------------------------------------
                Net cash used by investing activities                                       (7,654,000)           (5,326,400)
                                                                                 --------------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                                         7,034,400             1,980,500
     Net increase in time deposits                                                           5,057,300             1,216,100
     Proceeds from FHLB advances                                                             2,900,000             6,300,000
     Repayments of FHLB advances                                                            (7,514,600)           (3,417,900)
     Payment of dividend on common stock                                                      (145,800)             (126,800)
                                                                                 --------------------------------------------
                Net cash provided by financing activities                                    7,331,300             5,951,900
                                                                                 --------------------------------------------

Increase in cash and cash equivalents                                                          388,100             1,268,400

Cash and cash equivalents, beginning of period                                               6,821,400             3,900,800
                                                                                 --------------------------------------------

Cash and cash equivalents, end of period                                          $          7,209,500     $       5,169,200
                                                                                 ============================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                     $          2,330,500     $       2,200,200
     Cash paid for income taxes                                                   $            337,000     $         492,000


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                                      $                  -     $          22,000


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Prior to that the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia. During March, 1999, the Bank activated its subsidiary, Shore Investments, Inc., to engage in financial activities supporting the Bank's operations. These activities include the selling of investment and insurance products.

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2000 and 1999.


                                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                                  ----------------------------------          -----------------------------------
                                                         2000              1999                      2000               1999
                                                  ----------------------------------          -----------------------------------
                                                                                     (unaudited)

Net income (numerator, basic and diluted)         $     308,900     $       311,000                  $597,700            $660,200
Weighted average shares outstanding
  (denominator)                                       1,822,800           1,810,800                 1,822,800           1,810,800
                                                  --------------     ---------------           ---------------    ----------------

Earnings per common share - basic                 $        0.17     $          0.17                     $0.33               $0.36
                                                  ==============     ===============           ===============    ================

Effect of dilutive securities:

Weighted average shares outstanding                   1,822,800           1,810,800                 1,822,800           1,810,800
Effect of stock options                                       -              11,800                         -              13,800
                                                  --------------     ---------------           ---------------    ----------------
Diluted average shares outstanding
  (denominator)                                       1,822,800           1,822,600                 1,822,800           1,824,600
                                                  --------------     ---------------           ---------------    ----------------

Earnings per common share -
assuming dilution                                 $        0.17     $          0.17                     $0.33               $0.36
                                                  ==============    ================           ===============    ================



The effect of dilutive securities was not used to compute dilutive earnings per share at June 30, 2000 because the effect would have been anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2000 and 1999:


                                                                               Six Months Ended June 30,
                                                                 -------------------------------------------------------
                                                                           2000                        1999
                                                                 -------------------------------------------------------
                                                                                      (Unaudited)

Net income                                                          $              597,700      $               660,200
Other comprehensive income                                                         (70,000)                    (721,200)
                                                                      ---------------------       ----------------------

Total comprehensive income                                          $              527,700      $               (61,000)
                                                                      =====================       ======================

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2000 and 1999.


                                                                               Six Months Ended June 30,
                                                                 -------------------------------------------------------
                                                                           2000                        1999
                                                                 -------------------------------------------------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                                     $             (105,000)     $              (850,600)
Less: reclassification adjustment
      for gains (losses) included in income                                              -                      242,200
                                                                      -----------------------     ----------------------

Total other comprehensice income (loss)
     before income tax expense                                                    (105,000)                  (1,092,800)

Income tax (expense) benefit                                                        35,000                      371,600
                                                                      -----------------------     ----------------------

Net unrealized gains (losses)                                       $              (70,000)     $              (721,200)
                                                                      =======================     ======================


NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2000 and 1999:

(In thousands)                                             Virginia         Maryland                 Other           Total
                                                       -------------     ------------            ----------       -----------
                                                                                      (Unaudited)
Net Interest Income:
         Six months ended June 30, 2000                 $     1,593       $      344             $      402       $     2,339
         Six months ended June 30, 1999                 $     1,462       $      309             $      375       $     2,146

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2000 was $308,900, compared to net income of $311,000 for the same period in the prior year. Net income for the six months ended June 30, 2000 was $597,700, compared to net income of $660,200 for the 1999 period. Earnings were positively impacted by a 26.0% decrease in nonperforming assets, while operating expenses increased due to several expansion projects undertaken by the Company during the second half of 1999. In October of 1999, the Bank opened its seventh branch office in Parksley, Virginia. That branch had deposits at June 30, exceeding $14.0 million. In August of 1999, the Bank began handling its item processing and check imaging in-house in an effort to deliver a higher level of service to its customers, particularly its businesses. The Bank consistently meets its goal of a 2 day turn around on business checking statements with 100% accuracy since January 1, 2000. Its check imaging system has been completely integrated into 100% of its checking accounts and the Bank no longer mails paper checks. In addition, the Bank successfully introduced its VISA Check Card in November 1999, with a 90% activation rate on over 3,000 check cards, and is currently processing over 10,000 transactions per month at ATM and point of sale terminals. Profits generated through fee income on the VISA Check Card will enable the Bank to recover its initial investment on this product by the end of 2000. In February 2000, the Bank, through its investment subsidiary Shore Investments, Inc., began offering non-deposit products throughout its branch network. While not yet profitable, this new product line is generating revenues for the company.

Net Interest Income

Net interest income increased $106,300, or 9.8%, for the three months ended June 30, 2000, as compared to the same period in 1999, while net interest income increased $193,200, or 9.0%, for the six months ended June 30, 2000, as compared to the 1999 six month period. An increase in net interest margin from 3.80% in 1999 to 3.91% in 2000 positively impacted net interest income. The interest rate spread increased to 3.25% for the six months ended June 30, 2000, as compared to 3.17% for the 1999 six month period. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $10.9 million at June 30, 2000, as compared $9.1 million at June 30, 1999. Including average noninterest-bearing deposits in calculating the cost of funds results in an additional 38 basis points and 32 basis points increase in interest rate spread for the six months ended June 30, 2000 and 1999, respectively. Increases in net interest margin and net interest spread for the six months ended June 30, 2000 reflect the higher interest rate environment in existence, and recoveries of previously reserved interest on nonperforming loans during the June 2000 period, as compared to the same period of 1999.

Interest income increased $243,000, or 11.1%, for the three months ended June 30, 2000, as compared to the same period in 1999, while interest income increased $349,200, or 8.0%, for the six months ended June 30, 2000, as compared to the 1999 six month period. The increase resulted from the average balance of loans increasing by $3.7 million during the period, primarily in commercial and consumer lending. Additionally, yields on loans increased by 20 basis points during the June 2000 period, as compared to the 1999 period. A $1.9 million increase in the average balance of securities and a 10 basis point increase in yield on securities positively impacted interest income. Increased yields on earning assets primarily resulted from the current rising rate environment.

Interest expense increased $136,700, or 12.5%, for the three months ended June 30, 2000, as compared to the same period in 1999, while interest expense increased $156,000, or 7.1%, for the six months ended June 30, 2000, as compared to the 1999 six month period. This is due to the rising interest rate environment, efforts by management to generate business relationships through various deposit specials, and increased borrowings from the Federal Home Loan Bank to fund potential liquidity requirements resulting from the year 2000 date change. Average interest-bearing deposits increased by $4.0 million during the six months ended June 30, 2000, as compared to the same period of 1999. Additionally, the average rate on interest-bearing liabilities increased from 4.38% in 1999 to 4.48% for the June 2000 period. Average borrowings from the Federal Home Loan Bank increased $445,000 for the June 2000 period, as compared to the same period in 1999.

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

Shore Bank
Average Balance and Yield Table
                             04-Aug-00
                           02:20:04 PM

                                            Average Balances, Income and Expenses, Yields and Rates


                                                                           Six Months Ended June 30,
                                                  --------------------------------------------------------------------------
                                                                   2000                                 1999
                                                  --------------------------------------- ----------------------------------
                                                    Average       Income/      Yield/     Average      Income/     Yield/
(In Thousands)                                      Balance       Expense       Rate      Balance      Expense      Rate
                                                  ------------  ------------ ---------- -----------  -----------  ---------
Assets:
         Securities (1)                               $31,763          $966      6.08%     $29,902         $894      5.98%
         Loans (net of unearned income):
                Real estate mortgage                   43,859         1,725      7.87%      44,410        1,743      7.85%
                Real estate construction                  604            25      8.27%       1,719           67      7.80%
                Commercial                             28,272         1,249      8.83%      24,730        1,057      8.55%
                Home equity lines                       5,427           261      9.62%       5,718          245      8.57%
                Consumer                               10,480           458      8.74%       8,374          367      8.77%
                                                  ------------  ------------            -----------  -----------
                           Total loans                 88,642         3,718      8.39%      84,951        3,479      8.19%
                                                  ------------  ------------            -----------  -----------
         Federal funds sold                                 -             -          -           -            -         -
         Interest-bearing deposits
                in other banks                          2,225            69      6.20%       1,987           45      4.53%
                                                  ------------  ------------            -----------  -----------
                     Total earning assets             122,630         4,753      7.75%     116,840        4,418      7.56%
                                                  ------------  ------------            -----------  -----------
         Less: allowance for loan losses               (1,209)                                (951)
         Total nonearning assets                        7,239                                7,222
                                                  ------------                          -----------
         Total assets                                $128,660                             $123,111
                                                  ============                          ===========

Liabilities
         Interest-bearing deposits:
                Checking and savings                  $32,847          $411      2.50%     $30,680         $385      2.51%
                Time deposits                          69,528         1,882      5.41%      67,646        1,768      5.23%
                                                  ------------  ------------            -----------  -----------

                     Total interest-bearing
                              deposits                102,375         2,293      4.48%      98,326        2,153      4.38%

         FHLB advances                                  2,290            64      5.59%       1,845           47      5.09%
                                                  ------------  ------------            -----------  -----------
                     Total interest-bearing
                           liabilities                104,665         2,357      4.50%     100,171        2,200      4.39%
                                                                ------------                         -----------
         Non-interest bearing liabilities:
                Demand deposits                         9,651                                7,835
                Other liabilities                         249                                1,128
                                                  ------------                          -----------

         Total liabilities                            114,565                              109,134
         Stockholders' equity                          14,095                               13,977
                                                  ------------                          -----------

         Total liabilities and stockholders'
                equity                               $128,660                             $123,111
                                                  ============                          ===========

         Net interest income (1)                                     $2,396                              $2,218
                                                                ============                         ===========

         Interest rate spread (1)                                                3.25%                               3.17%
         Net interest margin (1)                                                 3.91%                               3.80%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $57,000 and $72,000 for the six months ended June 30, 2000 and 1999, respectively.

Noninterest Income

Noninterest income was $257,900 during the three months ended June 30, 2000, as compared to $465,600 for the same period in 1999, while noninterest income was $495,100 during the six months ended June 30, 2000, as compared to $714,500 for the 1999 period. Excluding gains on sales of investment securities of $242,200 during 1999, noninterest income increased $22,800, or 4.8%, during the six months ended June 30, 2000. Increases in deposit account fees, revenue generated by ATM and VISA Check Card transactions, and commissions from brokerage sales through the Bank's subsidiary, Shore Investment's, Inc., contributed to this increase in income.

Provision for Loan Losses

Provision for loan losses was $53,100 for the three months ended June 30, 2000, as compared to $267,300 for the same period in 1999, while provision for loan losses was $106,200 for the six months ended June 30, 2000, as compared to $325,600 for the 1999 period. See Asset Quality for additional discussions of loan loss reserves.

Noninterest Expense

Noninterest expense was $930,900 during the three months ended June 30, 2000, as compared to $815,100 for the same period in 1999, an increase of $115,800, or 14.2%. Noninterest expense was $1.82 million during the six months ended June 30, 2000, as compared to $1.53 million for the same period in 1999, an increase of $290,000, or 19.0%. This increase is primarily due to several expansion projects undertaken by the Company during the second half of 1999. In October of 1999, the Bank opened its seventh branch office in Parksley, Virginia. That branch had deposits at June 30, exceeding $14.0 million. In August of 1999, the Bank began handling its item processing and check imaging in-house in an effort to deliver a higher level of service to its customers, particularly its businesses. Its check imaging system has been completely integrated into 100% of its checking accounts and the Bank no longer mails paper checks. In addition, the Bank successfully introduced its VISA Check Card in November 1999, with a 90% activation rate on over 3,000 check cards, and is currently processing over 10,000 transactions per month at ATM and point of sale terminals. Profits generated through fee income on the VISA Check Card will enable the Bank to recover its initial investment on this product by the end of 2000. In February 2000, the Bank, through its investment subsidiary Shore Investments, Inc., began offering non deposit products throughout its branch network.

Financial Condition

During the six months ended June 30, 2000, the Company increased its assets $7.9 million from $127.6 million at December 31, 1999, to $135.5 million at June 30, 2000. This increase was due primarily to increases in net loans of $927,300 and increases in cash and investments of $7.1 million.

Deposits increased $12.1 million during the six months ended June 30, 2000. Time deposits and demand deposit accounts increased by approximately $8.5 million and $3.6 million, respectively, during the period due to aggressive efforts by the Company to increase deposit account relationships. During the period, the Company used approximately $4.6 million of this growth to pay down Federal Home Loan Bank advances that were outstanding at December 31, 1999 to meet liquidity needs for the year 2000 rollover. The remaining deposit growth funded loan demand and investment activities.

Stockholders' equity was $14.3 million at June 30, 2000, compared to $13.9 million at December 31, 1999. Net income of $597,700 was offset by the payment of $146,000 ($.08 per share) in common stock dividends and increases in unrealized losses on available-for-sale securities.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.1 million at June 30, 2000, compared to $1.4 million at December 31, 1999. As to nonaccrual loans existing at June 30, 2000, approximately $33,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. At June 30, 2000, the Company identified loans totaling $271,000 that qualify as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Amounts identified were to the same borrower and management has been attempting to obtain full repayment. The Company foreclosed on one property collateralizing one of the loans and has a sales contract that would result in approximately $135,000 of net proceeds toward the total outstanding amount. However, it appears that the purchasing party will not uphold its obligation under the contract and, therefore, another foreclosure on the property may be necessary. Upon sale of the existing collateral, management does not expect to collect the remaining contractual principal and interest due in their entirety and has estimated that the total loss on the two loans may approach $150,000. Accordingly, management has specifically reserved $150,000 towards these loans, representing possible principal repayment shortfalls and miscellaneous costs to collect. The Company continues to maintain all loans classified as impaired in nonaccrual status, even as payments are made. Payments are currently being applied to reduce the outstanding principal balance.

At June 30, 2000, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.6 million. In addition, other performing loans totaling $1.8 million existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                      June 30,               December 31,
(In Thousands)                                                                          2000                     1999
                                                                                 -------------------     ----------------------
Nonaccrual loans:
       Commercial                                                              $                508    $                   242
       Real estate mortgage                                                                     513                        907
       Home equity lines of credit                                                               12                          -
       Consumer                                                                                  22                         43
                                                                                 -------------------     ----------------------

       Total nonaccrual loans                                                                 1,055                      1,192
Other real estate owned                                                                           -                        188
                                                                                 -------------------     ----------------------

       Total nonperforming assets                                              $              1,055    $                 1,380
                                                                                 ===================     ======================

Loans past due 90 or more days
       accruing interest                                                                          -                         -
Allowance for loan losses to
       nonaccrual loans                                                                     122.56%                     97.57%
Nonperforming assets to period end
       loans and other real estate owned                                                      1.18%                      1.54%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                                                  Allowance for Loan Losses


                                                                                           Six Months Ended June 30,
                                                                                 ----------------------------------------------
(In Thousands)                                                                          2000                     1999
                                                                                 -------------------     ----------------------
Balance, beginning of period                                                   $              1,163    $                   920
Loans charged off:
       Commercial                                                                                 4                          -
       Real estate mortgage                                                                       -                         14
       Consumer                                                                                  23                         23
                                                                                 -------------------     ----------------------

       Total loans charged-off                                                                   27                         37
                                                                                 -------------------     ----------------------

Recoveries:
       Commercial                                                                                38                          -
       Real estate mortgage                                                                       -                          -
       Consumer                                                                                  13                          9
                                                                                 -------------------     ----------------------

       Total recoveries                                                                          51                          9
                                                                                 -------------------     ----------------------

Net charge-offs                                                                                  24                        (28)
Provision for loan losses                                                                       106                        326
                                                                                 -------------------     ----------------------

Balance, end of period                                                         $              1,293    $                 1,218
                                                                                 ===================     ======================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.45%                      1.38%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   122.56%                    101.92%

Net charge-offs to average loans
       outstanding during period                                                              0.03%                     -0.03%

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

At June 30, 2000, the Company had outstanding loan and line of credit commitments of $15.0 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2000 amounted to $45.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $388,100 for the six months ended June 30, 2000, compared to an increase of $1.3 million for the six months ended June 30, 1999. Net cash provided by operating activities was $710,800 for the six months ended June 30, 2000, compared to $642,900 during the same period in 1999. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $7.7 million during the six months ended June 30, 2000, compared to $5.3 million for the six months ended June 30, 1999. The fluctuations in amounts during these periods were primarily the result of changes in loan growth, investments and capital expenditures during the six months ended June 30, 2000, as compared to the same period of 1999.

Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2000, compared to $6.0 million for the six months ended June 30, 1999. The fluctuations in amounts during these periods were primarily the result of increased deposit growth offset by repayments of borrowings with the Federal Home Loan Bank during the June 2000 period, as compared to the June 1999 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2000 and December 31, 1999.


                                                               Analysis of Capital

                                                                                   June 30,               December 31,
(In Thousands)                                                                       2000                     1999
                                                                           ------------------------- -------------------------
Tier 1 Capital:
         Common stock                                                       $                   602    $                  602
         Additional paid-in capital                                                           3,632                     3,632
         Retained earnings                                                                   10,926                    10,474
         Comprehensive income (loss)                                                           (880)                     (810)
                                                                           ------------------------- -------------------------
                Total capital (GAAP)                                                         14,280                    13,898
         Less: Intangibles                                                                     (36)                      (38)
         Unrealized (gains) losses                                                              608                       555
                                                                           ------------------------- -------------------------
                Total Tier 1 capital                                        $                14,852    $               14,415
                                                                           ------------------------- -------------------------


Tier 2 Capital:
         Allowable allowances for loan losses                                                 1,068                     1,039
                                                                           ------------------------- -------------------------
                Total Tier 2 capital                                        $                15,920    $               15,454
                                                                           ------------------------- -------------------------

Risk-weighted assets                                                        $                87,993    $               85,631

Capital Ratios (1):
         Tier 1 risk-based capital ratio                                                     16.88%                    16.83%
         Total risk-based capital ratio                                                      16.23%                    16.23%
         Tier 1 capital to average adjusted
                total assets                                                                 11.54%                    11.59%



Interest Sensitivity

An important element of both earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect the net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing assets or liabilities at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching amounts of assets and liabilities maturing in the same time interval helps hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

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

The following table presents the Company's interest sensitivity position at June 30, 2000 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                                                            Interest Sensitivity Analysis

                                                                                         June 30, 2000
                                                           ------------------------------------------------------------------------
                                                            With-in          91-365          1 to 5          Over
(In Thousands)                                              90 Days           Days           Years          5 Years         Total
                                                           ----------     -----------     -----------     ----------     ----------
Interest-Earning Assets:
       Loans                                             $    14,054    $     19,879    $     31,590    $    23,760    $    89,283
       Securities                                              3,423           5,651          19,616          5,996         34,686
       Money market and other
           short term securities                               2,064               -               -              -          2,064
                                                           ----------     -----------     -----------     ----------     ----------

       Total earning assets                              $    19,541    $     25,530    $     51,206    $    29,756    $   126,033
                                                           ==========     ===========     ===========     ==========     ==========
       Cummulative earning assets                        $    19,541    $     45,071    $     96,277    $   126,033    $   126,033
                                                           ==========     ===========     ===========     ==========     ==========


Interest-Bearing Liabilities:
       Money market savings                                    7,311               -               -              -          7,311
       Interest checking                                           -               -          13,048              -         13,048
       Savings                                                     -               -          14,126              -         14,126
       Certificates of deposit                                16,568          29,327          24,565          3,754         74,214
       FHLB advances                                             400               -               -            988          1,388
                                                           ----------     -----------     -----------     ----------     ----------

       Total interest-bearing liabilities                $    24,279    $     29,327    $     51,739    $     4,742    $   110,087
                                                           ==========     ===========     ===========     ==========     ==========
       Cummulative interest-bearing liabilities               24,279          53,606         105,345        110,087        110,087
                                                           ==========     ===========     ===========     ==========     ==========

       Period gap                                        $    (4,738)   $     (3,797)   $       (533)   $    25,014    $    15,946
       Cummulative gap                                   $    (4,738)   $     (8,535)   $     (9,068)   $    15,946    $    15,946
       Ratio of cummulative interest-earning
           assets to interest-bearing liabilities             80.49%          84.08%          91.39%        114.48%        114.48%
       Ratio of cummulative gap to total
           earning assets                                     -3.76%          -6.77%          -7.19%         12.65%         12.65%


(1) Includes nonaccrual loans of $1.1 million, which are included in the 1 to 5 years category.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.

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

Item 4 - Submission of Matters to a Vote of Stockholders

The annual meeting of the stockholders of Shore Financial Corporation was held on April 18, 2000. Matters voted on included the election of Richard F. Hall, III and Scott C. Harvard for three-year terms expiring in 2003. Another matter voted on during the meeting consisted of the appointment of Goodman & Company, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 2000. No other matters were voted on during the meeting or by proxy or other means during the period.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Scott C. Harvard                                     August 8, 2000
-------------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                     August 8, 2000
-------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer