Form 10QSB
period 2000-09-30
SHORE FINANCIAL CORP
filed 2000-11-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934

             For the quarterly period ended September 30, 2000

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number 000-23847

                          SHORE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Virginia                               54-1873994
              --------                               ----------
      (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)         Identification Number)

        25253 Lankford Highway
           Onley, Virginia                             23418
           ---------------                             -----
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

Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of November 10, 2000: 1,834,812

Transitional Small Business Disclosure Format: Yes    No  X.
                                                   ---   ---

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                              Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

             Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2000 and 1999

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999

             Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2000

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

                                   SIGNATURES

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                             September 30,    December 31,
                                                                                                 2000            1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                      ASSETS

Cash (including interest - earning deposits of
     approximately $2,005,000 and $2,172,000, respectively)                           $       6,075,900    $     6,821,400
Investment securities:
     Held to maturity (fair value of $12,810,000 and
         $1,827,000, respectively)                                                           12,807,400          1,838,700
     Available for sale (amortized cost of $26,341,000 and
         $27,418,000, respectively)                                                          25,293,800         26,179,900
     Federal Home Loan Bank stock, at cost                                                      491,800            491,800
     Federal Reserve Bank stock, at cost                                                        124,800            124,800
Loans receivable, net                                                                        88,214,700         87,063,400
Premises and equipment, net                                                                   2,860,000          3,007,400
Real estate owned                                                                                     -            188,300
Accrued interest receivable                                                                   1,167,700          1,029,600
Prepaid expenses and other assets                                                               808,600            847,300
                                                                                    ---------------------------------------

                                                                                      $     137,844,700    $   127,592,600
                                                                                    ---------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $     120,569,500    $   107,148,300
Advances from Federal Home Loan Bank                                                          1,771,300          6,002,600
Advance payments by borrowers for taxes
     and insurance                                                                              303,500            204,700
Accrued interest payable                                                                         97,500             92,800
Accrued expenses and other liabilities                                                          232,800            246,200
                                                                                    ---------------------------------------
            Total liabilities                                                               122,974,600        113,694,600
                                                                                    ---------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                                  -                  -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 1,834,812 and 1,822,812 shares
         issued and outstanding, respectively                                                   605,500            601,500
     Additional capital                                                                       3,686,600          3,632,400
     Retained earnings, substantially restricted                                             11,256,600         10,473,800
     Accumulated other comprehensive income (loss)                                             (678,600)          (809,700)
                                                                                    ---------------------------------------
            Total stockholders' equity                                                       14,870,100         13,898,000
                                                                                    ---------------------------------------

                                                                                      $     137,844,700    $   127,592,600
                                                                                    =======================================

   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                   --------------------------------------    ------------------------------------
(Unaudited)                                                   2000               1999               2000                1999
-----------------------------------------------------------------------------------------    ------------------------------------
Interest income
     Loans                                              $   1,925,700        $  1,806,500        $ 5,643,700        $  5,285,800
     Investments
            Taxable                                           573,400             366,900          1,463,100           1,115,700
            Tax-exempt                                         45,000              59,900            155,700             199,900
                                                   --------------------------------------- --------------------------------------
         Total interest income                              2,544,100           2,233,300          7,262,500           6,601,400
                                                   --------------------------------------- --------------------------------------

Interest expense
     Deposits                                               1,308,100           1,048,900          3,600,700           3,202,400
     FHLB advances                                             14,200              25,200             78,500              72,600
                                                   --------------------------------------- --------------------------------------
         Total interest expense                             1,322,300           1,074,100          3,679,200           3,275,000
                                                   --------------------------------------- --------------------------------------

Net interest income                                         1,221,800           1,159,200          3,583,300           3,326,400

Provision for loan losses                                      53,100              42,300            159,300             367,900
                                                   --------------------------------------- --------------------------------------

Net interest income after
     provision for loan losses                              1,168,700           1,116,900          3,424,000           2,958,500
                                                   --------------------------------------- --------------------------------------

Noninterest income
     Deposit account fees                                     192,900             172,200            545,100             506,400
     Loan fees                                                 36,600              35,200            104,300             118,000
     Gains on sales of securities                               8,500                   -              8,500             242,200
     Other                                                     23,800              20,600             76,200              54,300
                                                   --------------------------------------- --------------------------------------
         Total noninterest income                             261,800             228,000            734,100             920,900
                                                   --------------------------------------- --------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                             455,700             372,300          1,301,400           1,031,000
     Occupancy and equipment                                  244,300             229,200            735,000             603,700
     Advertising                                               13,600              15,600             41,800              45,100
     Data processing                                          106,800             147,600            314,400             412,200
     Federal insurance premium                                  5,900              15,600             17,200              46,300
     Other                                                    113,400              99,200            351,300             275,500
                                                   --------------------------------------- --------------------------------------
         Total noninterest expense                            939,700             879,500          2,761,100           2,413,800
                                                   --------------------------------------- --------------------------------------

Income before income taxes                                    490,800             465,400          1,397,000           1,465,600

Income taxes                                                  159,900             158,200            468,400             498,300
                                                   --------------------------------------- --------------------------------------

Net income                                              $     330,900        $    307,200        $   928,600        $    967,300
                                                   ======================================= ======================================


Cash dividend declared per common share                 $           -        $          -        $      0.08        $       0.07
                                                   ======================================= ======================================

Earnings Per Common Share:
         Basic                                          $        0.18        $       0.17        $      0.51        $       0.53
                                                   ======================================= ======================================

         Diluted                                        $        0.18        $       0.17        $      0.51        $       0.53
                                                   ======================================= ======================================

   The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                Nine Months Ended September 30, 2000 (Unaudited)
                ------------------------------------------------

                                                                                                     Accumulated
                                                                                                        Other
                                                      Common         Additional      Retained       Comprehensive
                                                       Stock          Capital        Earnings       Income (Loss)        Total
                                                   -------------    ------------    ------------    -------------    -------------
Balance, December 31, 1999                           $   601,500    $  3,632,400    $ 10,473,800    $   (809,700)    $ 13,898,000

Common stock dividend declared                                 -               -        (145,800)              -         (145,800)

Proceeds from exercise of                                  4,000          54,200               -               -           58,200
     stock options

Comprehensive income                                           -               -         928,600         131,100        1,059,700
                                                   -------------------------------------------------------------------------------


Balance, September 30, 2000                          $   605,500    $  3,686,600    $ 11,256,600    $   (678,600)    $ 14,870,100
                                                   ===============================================================================

The accompanying notes are an integral part of these financial statements.

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                          Nine Months Ended September 30,
                                                                                          --------------------------------
(Unaudited)                                                                                     2000              1999
--------------------------------------------------------------------------------------------------------     ------------
Cash flows from operating activities
     Net income                                                                            $     928,600     $     967,300
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                                            159,300           367,900
            Depreciation and amortization                                                        257,800           211,300
            Amortization of premium and accretion
                of discount on securities, net                                                  (102,200)            7,600
            Gain on sale of securities                                                            (8,500)         (242,200)
            Change in net deferred loan fees                                                       4,800           (24,400)
            Loss on sale of repossessed assets                                                    28,500                 -
            Increase in other assets                                                            (150,100)           83,300
            Increase (decrease) in other liabilities                                              78,100          (150,500)
                                                                                          ---------------------------------
                Net cash provided by operating activities                                      1,196,300         1,220,300
                                                                                          ---------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                                                (1,581,000)       (4,780,400)
     Proceeds from maturities and sales of
         available-for-sale securities                                                         2,650,000         6,400,100
     Purchase of held-to-maturity securities                                                 (13,701,000)       (1,300,000)
     Proceeds from maturities of held-to-maturity
         securities                                                                            2,849,100         2,627,300
     Redemption of Federal Home Loan Bank stock                                                        -            88,700
     Loan originations, net of repayments                                                     (1,315,400)       (8,718,000)
     Purchase of premises and equipment                                                         (105,600)         (839,000)
     Proceeds from sale of real estate owned                                                     159,800            49,200
     Improvements to real estate owned                                                                 -            (9,600)
                                                                                          ---------------------------------
                Net cash used by investing activities                                        (11,044,100)       (6,481,700)
                                                                                          ---------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                                           8,363,900         3,393,400
     Net increase in time deposits                                                             5,057,300         1,216,100
     Proceeds from FHLB advances                                                               3,700,000         9,800,000
     Repayments of FHLB advances                                                              (7,931,300)       (8,534,600)
     Proceeds from exercise of stock options                                                      58,200            51,700
     Payment of dividend on common stock                                                        (145,800)         (126,800)
                                                                                          ---------------------------------
                Net cash provided by financing activities                                      9,102,300         5,799,800
                                                                                          ---------------------------------

Increase (decrease) in cash and cash equivalents                                                (745,500)          538,400

Cash and cash equivalents, beginning of period                                                 6,821,400         3,900,800
                                                                                          ---------------------------------

Cash and cash equivalents, end of period                                                   $   6,075,900     $   4,439,200
                                                                                          =================================


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                              $   3,674,500     $   3,248,500
     Cash paid for income taxes                                                            $     523,000     $     777,000


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                                               $           -     $         172,000

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


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

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2000 and 1999.



                                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                         ----------------------------------   --------------------------------
                                                                2000              1999             2000              1999
                                                         ---------------------------------------------------------------------
                                                                                    (unaudited)
 Net income (numerator, basic and diluted)                $     330,900     $      307,200         $928,600          $967,300
 Weighted average shares outstanding
   (denominator)                                              1,826,700          1,813,600        1,824,100         1,811,700
                                                            ------------     --------------   --------------    --------------

 Earnings per common share - basic                        $        0.18     $         0.17            $0.51             $0.53
                                                            ============     ==============   ==============    ==============

 Effect of dilutive securities:

 Weighted average shares outstanding                          1,826,700          1,813,600        1,824,100         1,811,700
 Effect of stock options                                              -              5,100                -             8,200
                                                            ------------     --------------   --------------    --------------
 Diluted average shares outstanding
   (denominator)                                              1,826,700          1,818,700        1,824,100         1,819,900
                                                            ------------     --------------   --------------    --------------

 Earnings per common share -
 assuming dilution                                        $        0.18     $         0.17            $0.51             $0.53
                                                            ============     ==============   ==============    ==============

The effect of dilutive securities was not used to compute dilutive earnings per share at September 30, 2000 because the effect would have been anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2000 and 1999:

                                                                      Nine Months Ended September 30,
                                                                 -----------------------------------------
                                                                           2000                    1999
                                                                 -----------------------------------------
                                                                                    (Unaudited)

Net income                                                            $       928,600        $    967,300
Other comprehensive income (loss)                                             131,100            (953,500)
                                                                        --------------         -----------

Total comprehensive income                                            $     1,059,700        $     13,800
                                                                        ==============         ===========

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2000 and 1999.

                                                                         Nine Months Ended September 30,
                                                                    --------------------------------------------
                                                                            2000                     1999
                                                                    --------------------------------------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                                       $        197,500        $     (1,202,600)
Less: reclassification adjustment
      for gains included in income                                               8,500                 242,200
                                                                        -----------------       ---------------

Total other comprehensice income (loss)
     before income tax expense                                                 189,000              (1,444,800)

Income tax (expense) benefit                                                   (57,900)                491,300
                                                                        -----------------       ---------------

Net unrealized gains (losses)                                         $        131,100        $       (953,500)
                                                                        =================       ===============



NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2000 and 1999:

(In thousands)                                         Virginia             Maryland             Other               Total
                                                   -----------------------------------------------------------------------------
                                                                                     (Unaudited)

Net Interest Income:
     Nine months ended September 30, 2000          $      2,418           $      488          $       677          $     3,583
     Nine months ended September 30, 1999          $      2,244           $      481          $       601          $     3,326

Assets:
     September 30, 2000                            $    124,103           $   16,854          $    (3,112)         $   137,845
     December 31, 1999                             $    108,776           $   18,983          $      (166)         $   127,593

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations


Results of Operations

General

Net income for the three months ended September 30, 2000 was $329,100, compared to net income of $307,200 for the same period in the prior year. Net income for the nine months ended September 30, 2000 was $926,800, compared to net income of $967,300 for the 1999 period. Earnings were positively impacted by a 38.0% decrease in nonperforming assets, while operating expenses increased due to several expansion projects undertaken by the Company during the second half of 1999. In October of 1999, the Bank opened its seventh branch office in Parksley, Virginia. In August of 1999, the Bank began handling its item processing and check imaging in-house in an effort to deliver a higher level of service to its customers, particularly its business customers. Its check imaging system has been completely integrated into 100% of its checking accounts and the Bank no longer mails paper checks. In addition, the Bank successfully introduced its VISA Check Card in November 1999, with a 90% activation rate on over 3,000 check cards, and is currently processing over 10,000 transactions per month at ATM and point of sale terminals. Profits generated through fee income on the VISA Check Card have enabled the Bank to recover its initial investment on this product as of September 2000. In February 2000, the Bank, through its investment subsidiary Shore Investments, Inc., began offering non-deposit products throughout its branch network. While not yet profitable, this new product line is generating revenues for the company.

Net Interest Income

Net interest income increased $62,600, or 5.4%, for the three months ended September 30, 2000, as compared to the same period in 1999, while net interest income increased $256,900, or 7.7%, for the nine months ended September 30, 2000, as compared to the 1999 nine month period. The net interest margin remained flat at 3.89% for the nine months ended September 30, 2000, as compared to the 1999 period, while the interest rate spread decreased to 3.19% from 3.24% for the same period. Asset growth of $12.2 million since September 1999, reductions in nonperforming assets and growth in noninterest-bearing deposits positively impacted net interest income. The interest rate spread does not reflect the impact of noninterest-bearing deposits on the Bank's cost of funds and the corresponding net interest spread. Noninterest-bearing demand deposits increased to $12.4 million at September 30, 2000, as compared to $8.9 million at September 30, 1999. Including average noninterest-bearing deposits in calculating the cost of funds results in an additional 40 basis points and 33 basis points increase in interest rate spread for the nine months ended September 30, 2000 and 1999, respectively.

Interest income increased $310,800, or 13.9%, for the three months ended September 30, 2000, as compared to the same period in 1999, while interest income increased $661,100, or 10.0%, for the nine months ended September 30, 2000, as compared to the 1999 nine month period. The increase resulted from the average balance of loans increasing by $2.6 million during the period, primarily in commercial and consumer lending. Additionally, yields on loans increased by 27 basis points during the September 2000 period, as compared to the 1999 period. A $3.8 million increase in the average balance of securities and an 18 basis point increase in yield on securities positively impacted interest income. Increased yields on earning assets primarily resulted from the rising rate environment in effect during the period.

Interest expense increased $248,200, or 23.1%, for the three months ended September 30, 2000, as compared to the same period in 1999, while interest expense increased $404,200, or 12.3%, for the nine months ended September 30, 2000, as compared to the 1999 nine month period. This is due to the rising interest rate environment, efforts by management to generate business relationships through various deposit specials, and increased borrowings from the Federal Home Loan Bank to fund potential liquidity requirements resulting from the year 2000 date change. Average interest-bearing deposits increased by $5.9 million during the nine months ended September 30, 2000, as compared to the same period of 1999. Additionally, the average rate on interest-bearing liabilities increased from 4.34% in 1999 to 4.60% for the September 2000 period. Average borrowings from the Federal Home Loan Bank were flat for the September 2000 period, as compared to the same period in 1999.

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

                                            Average Balances, Income and Expenses, Yields and Rates


                                                                        Nine Months Ended September 30,
                                                   -----------------------------------------------------------------------
                                                                  2000                              1999
                                                   ----------------------------------- -----------------------------------
                                                     Average     Income/      Yield/    Average     Income/      Yield/
(In Thousands)                                       Balance     Expense       Rate     Balance     Expense       Rate
                                                   -----------  ----------  ---------- ----------  ----------  -----------
Assets:
         Securities (1)                               $34,008      $1,571       6.16%    $30,166      $1,354        5.98%
         Loans (net of unearned income):
                Real estate mortgage                   43,979       2,581       7.82%     44,357       2,512        7.55%
                Real estate construction                  679          38       7.46%      1,557          92        7.88%
                Commercial                             28,015       1,875       8.93%     25,824       1,661        8.58%
                Home equity lines                       5,631         414       9.80%      5,665         391        9.20%
                Consumer                               10,564         736       9.29%      8,824         649        9.81%
                                                   -----------  ----------             ----------  ----------
                           Total loans                 88,868       5,644       8.47%     86,227       5,305        8.20%
                                                   -----------  ----------             ----------  ----------
         Federal funds sold                                 -           -           -          -           -            -
         Interest-bearing deposits
                in other banks                          2,721         129       6.32%      1,867          65        4.64%
                                                   -----------  ----------             ----------  ----------
                     Total earning assets             125,597       7,344       7.80%    118,260       6,724        7.58%
                                                   -----------  ----------             ----------  ----------
         Less: allowance for loan losses               (1,306)                            (1,042)
         Total nonearning assets                        6,711                              6,416
                                                   -----------                         ----------
         Total assets                                $131,002                           $123,634
                                                   ===========                         ==========

Liabilities
         Interest-bearing deposits:
                Checking and savings                  $33,432        $629       2.51%    $32,070        $606        2.52%
                Time deposits                          71,215       2,971       5.56%     66,717       2,597        5.19%
                                                   -----------  ----------             ----------  ----------

                     Total interest-bearing
                              deposits                104,647       3,600       4.59%     98,787       3,203        4.32%

         FHLB advances                                  1,865          78       5.58%      1,853          73        5.25%
                                                   -----------  ----------             ----------  ----------
                     Total interest-bearing
                           liabilities                106,512       3,678       4.60%    100,640       3,276        4.34%
                                                                ----------                         ----------
         Non-interest bearing liabilities:
                Demand deposits                        10,039                              8,189
                Other liabilities                         232                                867
                                                   -----------                         ----------

         Total liabilities                            116,783                            109,696
         Stockholders' equity                          14,219                             13,938
                                                   -----------                         ----------

         Total liabilities and stockholders'
                equity                               $131,002                           $123,634
                                                   ===========                         ==========

         Net interest income (1)                                   $3,666                             $3,448
                                                                ==========                         ==========

         Interest rate spread (1)                                               3.19%                               3.24%
         Net interest margin (1)                                                3.89%                               3.89%


(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $80,000 and $103,000 for the nine months ended September 30, 2000 and 1999, respectively.

(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.

Noninterest Income

Noninterest income was $261,800 during the three months ended September 30, 2000, as compared to $228,000 for the same period in 1999, while noninterest income was $734,100 during the nine months ended September 30, 2000, as compared to $920,900 for the 1999 period. Excluding gains on sales of investment securities of $8,500 and $242,200 during 2000 and 1999, respectively, noninterest income increased $46,900, or 6.9%, during the nine months ended September 30, 2000. Increases in deposit account fees, revenue generated by ATM and VISA Check Card transactions, and commissions from brokerage sales through the Bank's subsidiary, Shore Investment's, Inc., contributed to this increase in income.

Provision for Loan Losses

Provision for loan losses was $53,100 for the three months ended September 30, 2000, as compared to $42,300 for the same period in 1999, while provision for loan losses was $159,300 for the nine months ended September 30, 2000, as compared to $367,900 for the 1999 period. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense

Noninterest expense was $941,500 during the three months ended September 30, 2000, as compared to $879,500 for the same period in 1999, an increase of $62,000, or 7.1%. Noninterest expense was $2.76 million during the nine months ended September 30, 2000, as compared to $2.41 million for the same period in 1999, an increase of $350,000, or 14.5%. This increase is primarily due to several expansion projects undertaken by the Company during the second half of 1999. These projects include: the Bank bringing its item processing and check imaging processes in-house during August, 1999; the Bank opening its seventh branch office in Parksley, Virginia during October, 1999; the Bank introducing its VISA Check Card in November, 1999; and the Bank, through its investment subsidiary Shore Investments, Inc., beginning to offer non-deposit products throughout its branch network during February, 2000. Although these projects increased noninterest expenses during 2000, they have improved the Bank's customer service, provided additional sources of fee income, and allowed the Bank to become more competitive in the current environment.

Financial Condition

During the nine months ended September 30, 2000, the Company increased its assets $10.2 million from $127.6 million at December 31, 1999, to $137.8 million at September 30, 2000. This increase was due primarily to increases in net loans of $1.2 million and increases in cash and investments of $9.3 million.

Deposits increased $13.4 million during the nine months ended September 30, 2000. Time deposits and demand deposit accounts increased by approximately $7.8 million and $5.6 million, respectively, during the period due to aggressive efforts by the Company to increase deposit account relationships. During the period, the Company used approximately $4.2 million of this growth to pay down Federal Home Loan Bank advances that were used to meet liquidity needs for the year 2000 rollover. The remaining deposit growth funded loan demand and investment activities.

Stockholders' equity was $14.9 million at September 30, 2000, compared to $13.9 million at December 31, 1999. Net income of $926,800, proceeds from the exercise of 12,000 stock options of $58,200, and decreases in unrealized losses on available-for-sale securities were offset by the payment of $146,000 ($.08 per share) in common stock dividends.


Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $866,000 at September 30, 2000, compared to $1.4 million at December 31, 1999. As to nonaccrual loans existing at September 30, 2000, approximately $58,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. At September 30, 2000, the Company identified loans totaling $267,000 that qualify as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Amounts identified were to the same borrower and management has been attempting to obtain full repayment. Management has specifically provided an allowance of $150,000 towards these loans, representing possible principal repayment shortfalls and miscellaneous costs to collect. The Company continues to maintain all loans classified as impaired in nonaccrual status, even as payments are made. Payments are currently being applied to reduce the outstanding principal balance.

At September 30, 2000, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.4 million. In addition, other performing loans totaling $1.4 million existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                  Nonperforming Assets


                                                                                   September 30,             December 31,
(In Thousands)                                                                          2000                     1999
                                                                                 -------------------     ----------------------
Nonaccrual loans:
       Commercial                                                              $                277    $                   242
       Real estate mortgage                                                                     528                        907
       Home equity lines of credit                                                               12                          -
       Consumer                                                                                  49                         43
                                                                                 -------------------     ----------------------

       Total nonaccrual loans                                                                   866                      1,192
Other real estate owned                                                                           -                        188
                                                                                 -------------------     ----------------------

       Total nonperforming assets                                              $                866    $                 1,380
                                                                                 ===================     ======================

Loans past due 90 or more days
       accruing interest                                                                          -                          -
Allowance for loan losses to
       nonaccrual loans                                                                     155.08%                     97.57%
Nonperforming assets to period end
       loans and other real estate owned                                                      0.97%                      1.54%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                                                  Allowance for Loan Losses


                                                                                  Nine Months Ended September 30,
                                                                                 ---------------------------------
(In Thousands)                                                                        2000              1999
                                                                                 --------------     -------------
Balance, beginning of period                                                   $           1,163    $         920
Loans charged off:
       Commercial                                                                              7                -
       Real estate mortgage                                                                    -               14
       Consumer                                                                               24               63
                                                                                 ----------------     ------------

       Total loans charged-off                                                                31               77
                                                                                 ----------------     ------------

Recoveries:
       Commercial                                                                             38                -
       Real estate mortgage                                                                    -                -
       Consumer                                                                               14               19
                                                                                 ----------------     ------------

       Total recoveries                                                                       52               19
                                                                                 ----------------     ------------

Net recoveries (charge-offs)                                                                  21              (58)
Provision for loan losses                                                                    159              368
                                                                                 ----------------     ------------

Balance, end of period                                                         $           1,343    $       1,230
                                                                                 ================     ============

Allowance for loan losses to loans
       outstanding at end of period                                                        1.50%            1.38%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                155.08%           87.98%

Net charge-offs to average loans
       outstanding during period                                                           0.02%           -0.07%

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

At September 30, 2000, the Company had outstanding loan and line of credit commitments of $16.4 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2000 amounted to $38.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents decreased $745,500 for the nine months ended September 30, 2000, compared to an increase of $538,400 for the nine months ended September 30, 1999. Net cash provided by operating activities was $1.20 million for the nine months ended September 30, 2000, compared to $1.22 million the same period in 1999. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used in investing activities was $11.04 million during the nine months ended September 30, 2000, compared to $6.48 million for the nine months ended September 30, 1999. The fluctuations in amounts during these periods were primarily the result of changes in loan growth, investments and capital expenditures during the nine months ended September 30, 2000, as compared to the same period of 1999.

Net cash provided by financing activities was $9.10 million for the nine months ended September 30, 2000, compared to $5.80 million for the nine months ended September 30, 1999. The fluctuations in amounts during these periods were primarily the result of increased deposit growth offset by repayments of borrowings with the Federal Home Loan Bank during the September 2000 period, as compared to the September 1999 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2000, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2000 and December 31, 1999.

                                        Analysis of Capital

                                                                                     September 30,      December 31,
(In Thousands)                                                                           2000               1999
                                                                                   ----------------   ---------------
Tier 1 Capital:
         Common stock                                                               $           605    $          602
         Additional paid-in capital                                                           3,687             3,632
         Retained earnings                                                                   11,257            10,474
         Comprehensive income (loss)                                                           (679)             (810)
                                                                                   -----------------  ----------------
                Total capital (GAAP)                                                         14,870            13,898
         Less: Intangibles                                                                     (35)              (38)
         Unrealized (gains) losses                                                              388               555
                                                                                   -----------------  ----------------
                Total Tier 1 capital                                                $        15,223    $       14,415
                                                                                   -----------------  ----------------


Tier 2 Capital:
         Allowable allowances for loan losses                                                 1,077             1,039
                                                                                   -----------------  ----------------
                Total Tier 2 capital                                                $        16,300    $       15,454
                                                                                   -----------------  ----------------

Risk-weighted assets                                                                $        88,683    $       85,631

Capital Ratios (1):
         Tier 1 risk-based capital ratio                                                     17.17%            16.83%
         Total risk-based capital ratio                                                      16.77%            16.23%
         Tier 1 capital to average adjusted
                total assets                                                                 11.62%            11.59%

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

The following table presents the Company's interest sensitivity position at September 30, 2000 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                          Interest Sensitivity Analysis

                                                                                       September 30, 2000
                                                       -----------------------------------------------------------------------------
                                                        With-in           91-365            1 to 5           Over
(In Thousands)                                          90 Days            Days             Years           5 Years         Total
                                                       -----------     --------------     ------------     ----------     ----------
Interest-Earning Assets:
       Loans                                         $     12,734    $        21,769    $      32,052    $    23,004    $    89,559
       Securities                                           1,554              9,606           21,841          5,717         38,718
       Money market and other
           short term securities                            2,005                  -                -              -          2,005
                                                       -----------     --------------     ------------     ----------     ----------

       Total earning assets                          $     16,293    $        31,375    $      53,893    $    28,721    $   130,282
                                                       ===========     ==============     ============     ==========     ==========
       Cummulative earning assets                    $     16,293    $        47,668    $     101,561    $   130,282    $   130,282
                                                       ===========     ==============     ============     ==========     ==========


Interest-Bearing Liabilities:
       Money market savings                                 7,207                  -                -              -          7,207
       Interest checking                                        -                  -           13,937              -         13,937
       Savings                                                  -                  -           12,337              -         12,337
       Certificates of deposit                             17,417             20,943           25,842          9,305         73,507
       FHLB advances                                          800                  -                -            971          1,771
                                                       -----------     --------------     ------------     ----------     ----------

       Total interest-bearing liabilities            $     25,424    $        20,943    $      52,116    $    10,276    $   108,759
                                                       ===========     ==============     ============     ==========     ==========
       Cummulative interest-bearing liabilities            25,424             46,367           98,483        108,759        108,759
                                                       ===========     ==============     ============     ==========     ==========

       Period gap                                    $     (9,131)   $        10,432    $       1,777    $    18,445    $    21,523
       Cummulative gap                               $     (9,131)   $         1,301    $       3,078    $    21,523    $    21,523
       Ratio of cummulative interest-earning
           assets to interest-bearing liabilities          64.09%            102.81%          103.13%        119.79%        119.79%
       Ratio of cummulative gap to total
           earning assets                                  -7.01%              1.00%            2.36%         16.52%         16.52%


(1) Includes nonaccrual loans of $866,000, which are included in the 1 to 5 years category.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.

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

Scott C. Harvard                                  November 10, 2000
---------------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                  November 10, 2000
---------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer