Form 10KSB
period 2000-12-31
SHORE FINANCIAL CORP
filed 2001-03-29
CIK 1045690

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 2000

                       Commission file number 000-23847

                          SHORE FINANCIAL CORPORATION
                          ---------------------------

            Virginia                                             54-1873994
      ---------------------------------------------------------------------
           (State or other jurisdiction of                  (I.R.S Employer
            incorporation or organization)               Identification No.)

                   25253 Lankford Highway, Onley, VA               23418
    --------------------------------------------------------------------
             (Address of principal executive offices)         (ZCip Code)

        Issuer's telephone number, including area code:  (757) 787-1335

  Securities registered pursuant to Section 12(b) of the ExchangeC Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock ($0.33 par value)
                        ------------------------------
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year $9,834,000.

On March 1, 2001, the aggregate market value of the 1,788,367 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $13.1 million. This figure is based on the closing price of $7.31 per share of the Registrant's Common Stock on March 1, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2001:

                  Class                      Outstanding at March 1, 2001
        -----------------------------------------------------------------
          Common Stock, $0.33 par value               1,788,367

     DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's 2000 Annual Report to the Shareholders are incorporated by reference in Part
     II hereof.
(2) Portions of Registrant's 2001 Proxy Statement are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format     Yes       No   X
                                                                ---

                                    PART I
                                    ------

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

Item 1.
-------
                            DESCRIPTION OF BUSINESS

General

          Shore Financial Corporation (the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The Company's assets consist of its investment in the Bank and approximately $2.9 million in cash and other investments. The business and management of the company consists of the business and management of the bank. The Bank is a Virginia chartered, Federal Reserve member commercial bank whose predecessor began business in 1961. The Company and the Bank are headquartered in Onley, Virginia. The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 20% market share of the banking deposits in the Accomack and Northampton Counties in Virginia. At December 31, 2000, the Company had assets of $139.8 million, Bank deposits of $115.9 million and stockholders equity of $15.4 million.

          The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, employee benefits, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. For consumers, the Bank has the only totally free checking account available in its Virginia market, along with telephone banking services, safe deposit boxes, a check card and the largest network of ATMs on the Eastern Shore of Virginia. The Bank is a leading real estate lender in its Virginia markets.

          The Company also offers other services that complement the core financial services offered by the Bank. The Company has an affiliate relationship with the only independent trust company in Eastern Virginia that provides a vehicle to offer trust and asset management services within the Bank's markets. In March 1999, the Bank activated its subsidiary, Shore Investments, Inc. (the "Subsidiary"), to provide non deposit investment products including stocks, bonds, mutual funds, and insurance products through its banking centers. The subsidiary has also invested in a Virginia title insurance agency that enables it to offer title insurance policies to its real estate loan customers.

          The Bank delivers its banking services through seven branch offices. The Bank provides administrative support to its branch network through an operations center located in Accomac, Virginia. The facility houses the Bank's item processing and check imaging functions and enables the Bank to better serve the Bank's branch network and provide superior customer service. Sixty-four dedicated employees staff the Bank's facilities.

Market Area

          The Bank's headquarters, operations center, and five banking offices are located in Accomack and Northampton Counties, which together form the Eastern Shore of Virginia. These two counties run approximately seventy miles from the Maryland state line south and have thousands of miles of coastline on the Chesapeake Bay and its tributaries on the west and the Atlantic Ocean on the east. They represent the southern portion of the DELMARVA (Delaware-Maryland-Virginia) Peninsula.

          The Eastern Shore of Virginia is 20 miles by bridge and tunnel from Hampton Roads, Virginia (Norfolk, Virginia Beach, Portsmouth, Hampton), one of the largest population centers in the country. Tourism and agriculture, along with poultry and seafood processing are the predominant industries in the area. The Nature Conservancy, caretaker of 47,000 acres of ecologically significant real estate, has recently begun limited development while also acting as a catalyst for compatible development in the area.

          In Northampton County a recently completed Eco-Industrial Park has opened adjacent to a deep-water port with railroad access. The park is a model for environmentally friendly industrial development. In addition, a 3,000 unit gated community is scheduled to open in spring 2001 with the completion of an Arnold Palmer designed golf course, to be followed by a second course designed by golf legend Jack Nicklaus.

          Accomack County Virginia is the home to NASA's Wallops Island Space Facility and the recently formed Virginia Space Port Authority as well as the tourist destinations of Chincoteague Island and The Assateague National Wildlife Refuge that draws over one million visitors annually.

          The Bank also has two banking offices in the Salisbury/Wicomico area in the center of the Maryland section of the DELMARVA Peninsula. Approximately 175,000 people live within a 30-mile radius of Salisbury, which is the regional hub for industry, commerce, health care, recreation and the arts. While home to Perdue Farms, Peninsula Regional Medical Center, and Salisbury State University, Salisbury's fastest growing industrial sector is the microwave or wireless communications industry. Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

Credit Policies

          The principal risk associated with each of the categories of loans in the Bank's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The Bank employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies. The largest unsecured and secured individual lending authority currently granted by the Bank is $50,000 and $100,000, respectively. The President and the Chief Lending Officer may individually approve unsecured loans up to $50,000 and secured loans up to $100,000. The President and the Chief Lending Officer may together approve unsecured loans between $50,000 and $100,000 and secured loans between $100,000 and $200,000. The Loan Committee approves loan applications in excess of $200,000 secured and $100,000 unsecured on a weekly basis. The Loan Committee consists of the President and one additional director, with the directors rotating their service on this committee on a monthly basis. The Board of Directors must approve all loan applications in excess of $300,000.

          In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2000, commitments to extend credit totaled $16.7 million.

          One- to Four-Family Residential Real Estate Lending. The Bank's primary lending program has been the origination of loans secured by one- to four-family residences, virtually all of which have been located in its market area. The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages and experienced significant growth in this product during 2000. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages ("ARMs") may increase due to the upward adjustment of interest costs to borrowers.

          Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2000, construction loans outstanding were $923,000, or 1.0%, of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans involve risks attributable to the fact that loan funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, the Bank limits loan amounts to 80% of appraised value, in addition to its usual credit analysis of its borrowers. Additionally, the Bank's officers make regular inspections of construction projects prior to disbursement of loan funds. The Bank also obtains a first lien on the property as security for its construction loans.

          Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices. At December 31, 2000, commercial real estate loans aggregated $21.8 million or 23.5% of the Bank's gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 3 years, with either a balloon feature or an additional rate increase feature. Commercial real estate loans made by the Bank generally amortize over 5 to 15 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in its market area.

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

          Commercial Loans. At December 31, 2000, commercial loans aggregated $5.1 million or 5.5% of the Bank's gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

          Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 2000, the Bank had consumer loans of $17.6 million or 19.1% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $75,000. The Bank originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

          At December 31, 2000, the Bank had 53 full-time and 14 part-time employees. The Bank considers relations with its employees to be good.

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

The Company

          General. The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "BHCA") and the regulation, supervision and examination requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval. Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

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

The Bank

          General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission's ("SCC") Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve Board and the Federal Deposit Insurance Corporation. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The Federal Reserve completed its most recent examination in June 2000. In November 1998, the Federal Reserve completed a compliance examination of the Bank.

          Insurance of Accounts. The FDIC up to the limits set forth under applicable law insures the deposits of the Bank. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the SAIF. However, a portion of the Bank's deposits is subject to assessments imposed by BIF. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points for $100 of insured deposits, depending on the institutions capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO currently assesses BIF-insured and SAIF-insured deposits an additional 2.12 basis points per $100 of deposits to cover those obligations.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and its the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2000, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 14.21%, 14.30% and 9.59%, respectively.

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

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

  . Securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

  .  Insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. However, the Company has not elected to be treated as a financial holding company under GLBA at this time.

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

     GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a nonaffiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. GLBA provides that states may adopt customer privacy protections that are more strict than those contained in the act. The act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

     Many of GLBA's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Neither the provisions of GLBA nor the act's implementing regulations as proposed or adopted have a material impact on the Company's or the Bank's regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

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

     Under the applicable statutes of limitation, the Bank's federal income tax returns for 1995 through 1998 are open to examination by the Internal Revenue Service (the "Service"). During April 2000, the Service examined the Bank's December 1997 income tax return. The examination resulted in no significant adjustments to the 1997 return.

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

     The Bank's retained earnings at December 31, 2000 included approximately $783,000 representing that portion of the Bank's reserve for bad debts for which no provision for income taxes has been made. Under legislation passed in 1996, this amount was not subject to federal income taxes upon the Bank converting from a federal savings bank to a state chartered commercial bank. However, the Bank is subject to the same recapture provisions it was subject to as a savings association.

     Corporate Minimum Tax. The Bank could be subject to an alternative minimum tax ("AMT") that is imposed to the extent that it exceeds the Bank's regular tax liability for a year. The alternative minimum tax generally will apply at a rate of 20% to a base of regular taxable income plus certain tax preferences and adjustments ("alternative minimum taxable income" or "AMTI"), less an exemption amount. Currently no more than 90% of the AMTI may be offset by net operating losses (as determined for AMTI purposes). Payment of the AMT may be used as a credit against a portion of the regular tax liabilities in future years. The Code provisions relating to the AMT also: (i) treat as a preference item interest on certain tax-exempt private activity bonds issued on or after August 8, 1986; and (ii) include in AMTI (for tax years beginning after 1989) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for the alternative tax net operating losses). The Bank was not subject to the AMT in 2000, and does not expect to be subject to AMT in the foreseeable future.

State and Local Taxation

       The Bank, as a Virginia chartered bank, is subject to Virginia's Bank Franchise Tax. Under this system, the Bank's net capital is subject to tax at a rate of one percent. Net capital is composed generally of the equity accounts (common stock, additional paid-in capital, and retained earnings) adjusted for investments in real and personal property, certain reserves, and certain securities exempt from state taxation. Additionally, the Bank pays a Maryland Bank Franchise Tax using a formula based on an allocation of gross income generated by its Maryland branches.

       The Company is subject to Virginia corporate income taxes. The Virginia corporate income tax is imposed at a rate of six percent on a combined net income of a Virginia corporation and its non-bank subsidiaries as reported for federal income tax purposes, with certain modifications.


Item 2.
-------
                            DESCRIPTION OF PROPERTY


       The main office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2004, with three remaining five-year renewals. During February 1999, the Company entered into a five-year lease agreement (with two five-year renewals) to lease commercial office space that will accommodate the Company's administrative operations and enable it to bring the Bank's item processing function in house. The Bank operates six other banking offices (4 in Virginia and 2 in Salisbury, Maryland), with all but the downtown Salisbury branch being owned free of any encumbrances. The Bank leases the downtown Salisbury branch location under an agreement expiring in 2002, with three five-year renewals.

Item 3.
-------

                               LEGAL PROCEEDINGS

       In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.


Item 4.
-------
             SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of 2000.


                                    PART II


Item 5.
-------

           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information included under "Market for Registrant's Common Stock and Related Stockholder Matters" appearing on page 53 of the Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.


Item 6.
-------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       The information included under "Selected Financial Highlights" appearing on page 3 of the Annual Report and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 23 of the Annual Report are incorporated herein by reference.


Item 7.
-------
                             FINANCIAL STATEMENTS

       The Consolidated Financial Statements and the notes thereto on pages 24 through 52 of the Annual Report are incorporated herein by reference.


Item 8.
-------

       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

          None.

                                   PART III

Item 9.
------

        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

                Name                   Age                      Position
     -----------------------------     ---          --------------------

          Steven M. Belote             35        Vice President and Secretary


Item 10.
--------

                            EXECUTIVE COMPENSATION


Item 11.
--------

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Item 12.
--------

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Other than as specified above, and pursuant to General Instructions E (3), the information called for by Part III, Items 9. through 12., is incorporated herein by reference from the Company's definitive proxy statement ("proxy statement") for the Company's Annual Meeting of Shareholders to be held on April 17, 2001, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 20, 2001.

                                    PART IV


Item  13.
---------
                             EXHIBITS AND FORM 8-K


(a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

   No.                                 Description
---------------------------------------------------------------

       3.1  Articles of Incorporation of Registrant.*

       3.2  Bylaws of Registrant.*

      10.1  Company's Incentive Stock Option Plan.*

      10.2 Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

      10.3 Management Continuity Agreement between the Company and Scott C. Harvard.***

      11.0  Earnings Per Share Computation. **

      13.0  2000 Annual Report to Shareholders.

      21.0 Subsidiaries of the Registrant -- Reference is made to "Item 1. Description of Business" for the required information.

     ___________________

* Incorporated herein by reference from the Company's Registration Statement on Form S-4 Company (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

** Information required herein is incorporated by reference from Note 15 on page 48 of the financial statements attached hereto to this Form 10-KSB.

*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b) Reports on Form 8-K. The registrant filed an 8-K dated November 20, 2000 disclosing that the registrant's Board of Directors approved the repurchase of up to 90,000 shares of its common stock.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHORE FINANCIAL CORPORATION

                                         By: /s/ Scott C. Harvard
                                             --------------------
                                             Scott C. Harvard
                                             President and Chief Executive
                                             Officer

                                         Dated: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                       Capacity                Date
          ------------------------------------------------------------

/s/ Henry P. Custis, Jr.    Chairman of the Board and          March 29, 2001
--------------------------
Henry P Custis, Jr.         Director

/s/ Scott C. Harvard        President (Principal Executive     March 29, 2001
--------------------------
Scott C. Harvard            Officer) and Director

/s/ Steven M. Belote        Vice President (Principal          March 29, 2001
--------------------------
Steven M. Belote            Financial and Accounting Officer)

/s/ Terrell E. Boothe       Director                           March 29, 2001
--------------------------
Terrell E. Boothe

/s/ D. Page Elmore          Director                           March 29, 2001
--------------------------
D. Page Elmore

/s/ Richard F. Hall, III    Director                           March 29, 2001
--------------------------
Richard F. Hall, III

/s/ Lloyd J. Kellam, III    Director                           March 29, 2001
--------------------------
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury    Director                           March 29, 2001
--------------------------
L. Dixon Leatherbury

/s/ A. Jackson Mason        Director                           March 29, 2001
--------------------------
A. Jackson Mason