Form 10QSB
period 2001-03-31
SHORE FINANCIAL CORP
filed 2001-05-10
CIK 1045690

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

  X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
      ACT OF 1934
           For the quarterly period ended March 31, 2001

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934
           For the transition period from _________ to _________

                       Commission file number 000-23847

                          SHORE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

          Virginia                                            54-1873994
        ------------                                        --------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)


    25253 Lankford Highway
       Onley, Virginia                                            23418
     -------------------                                        ---------
       (Address of Principal                                    (Zip Code)
        Executive Offices)


                   Issuer's telephone number: (757) 787-1335

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ____
     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of May 10, 2001: 1,780,167

Transitional Small Business Disclosure Format: Yes ___  No  X
                                                           ---

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                              Index - Form 10-QSB

                        PART I - FINANCIAL INFORMATION

        Item 1 - Consolidated Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

                        Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000

                        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000

                        Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2001

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

                                  SIGNATURES

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Financial Condition


                                                                       March 31,              December 31,
                                                                         2001                     2000
-----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                      ASSETS

Cash (including interest - earning deposits of
   approximately $1,834,000 and $1,154,000, respectively)       $      5,989,000             $    5,096,300
Investment securities:
   Held to maturity (fair value of $11,651,000
      and $12,356,000, respectively)                                  11,570,000                 12,303,100
   Available for sale (amortized cost of
      $23,349,000 and $24,394,000, respectively)                      23,183,800                 25,831,300
   Federal Home Loan Bank stock, at cost                                 510,500                    491,800
   Federal Reserve Bank stock, at cost                                   124,800                    124,800
Loans receivable, net                                                 92,355,600                 91,344,700
Premises and equipment, net                                            2,779,400                  2,843,400
Real estate owned                                                        324,200                      5,000
Accrued interest receivable                                            1,063,200                  1,131,500
Prepaid expenses and other assets                                        428,500                    641,800
                                                                -------------------------------------------
                                                                $    138,329,000             $  139,813,700
                                                                -------------------------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $    121,110,600             $  115,890,200
Advances from Federal Home Loan Bank                                     936,600                  8,054,700
Advance payments by borrowers for taxes
   and insurance                                                         291,800                    190,500
Accrued interest payable                                                  57,100                     78,200
Accrued expenses and other liabilities                                   340,100                    164,600
                                                                -------------------------------------------
          TotaL Liabilities                                          122,736,200                124,378,200
                                                                -------------------------------------------
Stockholders' equity

   Preferred stock, par value $1 per share,
      500,000 shares authorized; none issued and
      outstanding                                                            -                          -
   Common stock, par value $.33 per share,
      5,000,000 shares authorized; 1,780,167 and
      1,815,212 shares issued and outstanding,
      respectively                                                       587,500                    599,000
   Additional capital                                                  3,307,700                  3,556,500
   Retained earnings, substantially restricted                        11,798,900                 11,640,700
   Accumulated other comprehensive income (loss)                        (101,300)                  (360,700)
                                                                -------------------------------------------
          Total stockholders' equity                                  15,592,800                 15,435,500
                                                                -------------------------------------------
                                                                $    138,329,000             $  139,813,700
                                                                ===========================================



  The accompanying notes are an integral part of these financial statements.

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                                   Three Months Ended March 31,
                                                           ---------------------------------------------
                                                                  2001                        2000
--------------------------------------------------------------------------------------------------------
Interest and dividend income
     Loans                                                 $         1,981,700      $          1,820,500
     Investments
               Taxable                                                 526,400                   406,700
               Tax-exempt                                               38,100                    55,900
                                                           ---------------------------------------------
          Total interest income                                      2,546,200                 2,283,100
                                                           ---------------------------------------------

Interest expense
     Deposits                                                        1,306,000                 1,077,600
     FHLB advances                                                      50,700                    50,600
                                                           ---------------------------------------------
          Total interest expense                                     1,356,700                 1,128,200
                                                           ---------------------------------------------

Net interest income                                                  1,189,500                 1,154,900

Provision for loan losses                                               58,500                    53,100
                                                           ---------------------------------------------

Net interest income after
     provision for loan losses                                       1,131,000                 1,101,800
                                                           ---------------------------------------------

Noninterest income
     Deposit account fees                                              191,900                   160,900
     Loan fees                                                          33,700                    35,700
     Gains on sales of securities                                            0                         0
     Other                                                              42,500                    30,000
                                                           ---------------------------------------------
          Total noninterest income                                     268,100                   226,600
                                                           ---------------------------------------------

Noninterest expense
     Compensation and employee
          benefits                                                     454,100                   409,300
     Occupancy and equipment                                           247,500                   264,000
     Data processing                                                   106,100                   101,900
     Advertising                                                        13,000                    12,700
     Federal insurance premium                                           5,800                     5,800
     Other                                                             102,300                    96,900
                                                           ---------------------------------------------
          Total noninterest expense                                    928,800                   890,600
                                                           ---------------------------------------------

Income before income taxes                                             470,300                   437,800

Income taxes                                                           150,500                   149,100
                                                           ---------------------------------------------

Net income                                                 $           319,800      $            288,700
                                                           =============================================

Cash Dividends Declared Per Share                          $              0.09      $               0.08
                                                           =============================================

Earnings Per Common Share:
          Basic                                            $              0.18      $               0.16
                                                           =============================================

          Diluted                                          $              0.18      $               0.16
                                                           =============================================

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                     Number of          Common         Additional         Retained     Comprehensive
                                      Shares             Stock          Capital           Earnings     Income (Loss)       Total
                                     ---------         ---------       ----------        ----------   ---------------    ----------
Balance, December 31, 2000           1,815,212           599,000       3,556,500         11,640,700         (360,700)    15,435,500

Common stock cash dividend
  declared                                   -                 -               -           (161,600)               -       (161,600)

Repurchase of common stock             (35,045)          (11,500)       (248,800)                 -                -       (260,300)

Comprehensive income                         -                 -               -            319,800          259,400        579,200
                                 --------------------------------------------------------------------------------------------------


Balance, March 31, 2001              1,780,167        $  587,500    $  3,307,700    $    11,798,900     $   (101,300)  $ 15,592,800
                                 --------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                  Three Months Ended March 31,
                                                                                --------------------------------
                                                                                    2001                2000
--------------------------------------------------------------------------------------------        ------------
Cash flows from operating activities

     Net income                                                                 $    319,800        $    288,700
     Adjustments to reconcile to net cash
         provided by operating activities:
            Provision for loan losses                                                 58,500              53,100
            Depreciation and amortization                                             80,200              88,200
            Amortization of premium and accretion
                of discount on securities, net                                       (79,800)            (11,800)
            Change in net deferred loan fees                                           1,800               1,200
            Loss on sale of repossessed assets                                             0               2,700
            Decrease in other assets                                                  66,400              35,400
            Increase in other liabilities                                            330,700             204,100
                                                                                --------------------------------
                Net cash provided by operating activities                            777,600             661,600
                                                                                --------------------------------

Cash flows from investing activities

     Purchase of available-for-sale securities                                       (29,400)            (27,900)
     Proceeds from maturities and sales of
         available-for-sale securities                                             3,073,000              25,000
     Purchase of held-to-maturity securities                                      (1,185,200)         (1,989,200)
     Proceeds from maturities, prepayments and calls
         of held-to-maturity securities                                            2,000,000             444,900
     Purchase of Federal Home Loan Bank stock                                        (18,700)                  0
     Loan originations, net of repayments                                         (1,390,400)           (902,200)
     Purchase of premises and equipment                                              (14,600)            (31,200)
     Proceeds from sale of real estate owned                                               0              24,400
                                                                                --------------------------------
                Net cash provided (used) by investing activities                   2,434,700          (2,456,200)
                                                                                --------------------------------

                        SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows

Cash flows from financing activities
     Net increase in demand deposits                                               2,689,700           3,525,000
     Net increase in time deposits                                                 2,530,700           5,057,300
     Proceeds from FHLB advances                                                   7,000,000           1,500,000
     Repayments of FHLB advances                                                 (14,118,100)         (6,498,000)
     Repurchase of common stock                                                     (260,300)            -
     Payment of dividend on common stock                                            (161,600)           (145,800)
                                                                          ---------------------------------------
                Net cash provided (used) by financing activities                  (2,319,600)          3,438,500
                                                                          ---------------------------------------

Increase in cash and cash equivalents                                                892,700           1,643,900

Cash and cash equivalents, beginning of period                                     5,096,300           6,821,400
                                                                          ---------------------------------------

Cash and cash equivalents, end of period                                  $        5,989,000    $      8,465,300
                                                                          ---------------------------------------


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                             $        1,377,800    $      1,132,500
     Cash paid for income taxes                                           $                0    $              0


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
         through foreclosure                                              $          319,200    $              0

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2001 and 2000.

                                                             Three Months Ended March 31,
                                                            -------------------------------
                                                                 2001              2000
                                                            ------------      -------------
Net income (numerator, basic and diluted)                   $    319,800      $    288,700
Weighted average shares outstanding
(denominator)                                                  1,795,200         1,822,800
                                                            ------------      ------------

Earnings per common share - basic                           $       0.18      $       0.16
                                                            ============      ============
Effect of dilutive securities:

Weighted average shares outstanding                            1,795,200         1,822,800

Effect of stock options                                                0                 0
                                                            ------------      ------------
Diluted average shares outstanding
(denominator)                                                  1,795,200         1,822,800
                                                            ------------      ------------
Earnings per common share -
assuming dilution                                           $       0.18      $       0.16
                                                            ============      ============

The effect of dilutive securities was not used to compute dilutive earnings per share at March 31, 2001 and 2000 because the effect would have been anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2001 and 2000:

                                                      Three Months Ended March 31,
                                                  -------------------------------------
                                                     2001                     2000
                                                  ------------            -------------
Net income                                        $    319,800            $     288,700
Other comprehensive income (loss)                      259,400                  (65,800)
                                                  ------------            -------------

Total comprehensive income                        $    579,200            $     222,900
                                                  ============            =============

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2001 and 2000.

                                                                       Three Months Ended March 31,
                                                           -----------------------------------------------------
                                                                     2001                        2000
                                                           ------------------------   --------------------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                            $                398,000   $                 (103,000)
Less: reclassification adjustment
      for gains included in income                                                0                            0
                                                           ------------------------   --------------------------

Total other comprehensive income (loss)
      before income tax expense                                             398,000                     (103,000)

Income tax (expense) benefit                                               (138,600)                      37,200
                                                           ------------------------   --------------------------

Net unrealized gains (losses)                              $                259,400   $                  (65,800)
                                                           ========================   ==========================


NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2001 and 2000:

                                                                                                  Elimination of
                                                                                                   Intersegment
(In thousands)                                      Virginia          Maryland        Other        Transactions       Total
                                                  ------------      ------------    ----------    --------------    ----------
                                                                                    (Unaudited)
Net Interest Income:
      Three months ended March 31, 2001           $        808      $        146    $      515    $         (280)   $    1,190
      Three months ended March 31, 2000           $        796      $        163    $      417    $         (221)   $    1,155

Assets:
      March 31, 2001                              $    124,544      $     17,949    $   44,570    $      (48,734)   $  138,329
      December 31, 2000                           $    116,851      $     17,150    $   48,731    $      (42,918)   $  139,814

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, the Company declared a $.09 per share cash dividend on its common stock paid on March 19, 2001 to shareholders of record on March 1, 2001. The dividend totaled $161,600, or 12.3% of 2000 net income.

During the three months ended March 31, 2001, the Company repurchased 35,045 shares of the its common stock at an average price of $7.43. Subsequent to March 31, 2001, the Company completed it's stock repurchase plan with a total of approximately 90,000 shares of common stock being repurchased at an average price of $7.43, or 85% of the Company's book value of $8.76 at March 31, 2001.

NOTE 7 - SUBSEQUENT EVENT

On April 17, 2001, the Company's shareholders approved the Shore Financial Corporation 2001 Stock Incentive Plan (the "Plan") making available up to 270,000 shares of common stock for granting restricted stock awards and stock options in the form of incentive stock options and non-statuatory stock options to employees of the Company. The Company's Compensation Committee (the "Committee") administors the Plan and has the power to select plan participants and to grant stock options and restricted stock on the terms the Committee considers appropriate; however, any award made to a Committee member must be approved by the Board of Directors. The Committee will fix the option price and specify other conditions and terms at the time the stock option is granted, subject to certain restrictions specified in the Plan document. The Plan expires on April 16, 2011.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General
-------

Net income for the three months ended March 31, 2001 was $319,800, compared to net income of $288,700 for the same period in the prior year. Earnings were positively impacted by a 3.0% and 18.3% increase in net interest income and noninterest income, respectively, while noninterest expense increased 4.3%. Continued improvement in returns from investments made during recent years in nontraditional banking products contributed to the growth in noninterest income. However, these product investments, as well as those made in technology and the Company's infrastructure, came at a cost; primarily through increased noninterest expense. Consequently, controlling expense growth became a primary focus of the Company during 2000 and has contributed to the results of the quarter ending March 31, 2001.

Net Interest Income
-------------------

Net interest income was $1.19 million for the three months ended March 31, 2001, compared to $1.15 for the three months ended March 31, 2000, an increase of $34,600, or 3.0%. The net interest margin decreased to 3.71% for the three months ended March 31, 2001, as compared to 3.90% during the 2000 period, while the interest rate spread decreased to 2.99% from 3.26% for the same period in 2000. Average earning asset growth of $9.8 million since March 2000 and reductions in nonperforming assets positively impacted net interest income, while increased funding cost negatively impacted net interest income. Average noninterest-bearing demand deposits increased to $9.5 million during the three months ended March 31, 2001, as compared to $9.3 million during the March 31, 2000 period. While representing only nominal growth in this area, it partially reflects the success of the Bank's commercial sweep product. Since last year, this sweep product has captured approximately $2.0 million of the Bank's noninterest-bearing deposits. The Bank sweeps these funds into external mutual funds and, therefore, the amounts are not reflected in the Bank's total deposits. However, the Bank receives fee income on the average balances of these funds which is reflected in noninterest income. Including average noninterest-bearing deposits in calculating the cost of funds results in an additional 40 basis points and 36 basis points increase in interest rate spread for the three months ended March 31, 2001 and 2000, respectively.

Interest income was $2.55 million for the three months ended March 31, 2001, as compared to $2.28 million during the same period in 2000, an increase of $263,100, or 11.5%. The increase resulted from the average balance of loans increasing by $4.1 million during the period, primarily in real estate and consumer lending. Additionally, yields on loans increased by 34 basis points during the March 2001 period, as compared to the 2000 period. A $6.5 million increase in the average balance of securities and an 18 basis point increase in yield on securities positively impacted interest income. Increased yields on earning assets primarily resulted from the higher rate environment in effect during the second half of 2000 that carried into the first quarter of 2001.

Interest expense was $1.36 million for the three months ended March 31, 2001, as compared to $1.13 million during the same period in 2000, an increase of $228,500, or 20.3%. Increased funding costs resulting from efforts by management during late 2000 to generate business and personal relationships through various deposit specials and borrowings from the Federal Home Loan Bank to fund liquidity requirements contributed to this increase. Average interest-bearing deposits increased by $8.2 million during the three months ended March 31, 2001, as compared to the same period of 2000. Additionally, the average rate on interest-bearing liabilities increased from 4.39% in 2000 to 4.90% for the March 2001 period. Average borrowings from the Federal Home Loan Bank were flat for the March 2001 period, as compared to the same period in 2000.

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

            Average Balances, Income and Expenses, Yields and Rates

                                                                            Three Months Ended March 31,
                                                ------------------------------------------------------------------------------------
                                                                   2001                                       2000
                                                ------------------------------------------------  ----------------------------------
                                                   Average        Income/         Yield/      Average         Income/        Yield/
(In Thousands)                                     Balance        Expense          Rate       Balance         Expense         Rate
                                                ------------   ------------       -----   --------------    ------------   ---------
Assets:
    Securities (1)                              $     36,574   $        568       6.21%   $       30,037           $453      6.03%
    Loans (net of unearned income):
           Real estate mortgage                       45,442            923       8.12%           44,095            840      7.62%
           Real estate construction                    1,153             25       8.67%              634             13      8.20%
           Commercial                                 28,149            625       8.89%           28,198            618      8.77%
           Home equity lines                           6,725            159       9.46%            5,158            122      9.46%
           Consumer                                   11,021            250       9.07%           10,320            227      8.80%
                                                ------------   ------------               --------------    -----------
                Total loans                           92,490          1,982       8.57%           88,405          1,820      8.23%
    Interest-bearing deposits
           in other banks                              1,091             16       5.87%            1,871             28      5.99%
                                                ------------   ------------               --------------    -----------
                Total earning assets                 130,155          2,566       7.89%          120,313          2,301      7.65%
                                                ------------   ------------               --------------    -----------
    Less: allowance for loan losses                   (1,292)                                     (1,179)
    Total nonearning assets                            7,512                                       7,104
                                                ------------                              --------------
    Total assets                                $    136,374                              $      126,238
                                                ============                              ==============

Liabilities
    Interest-bearing deposits:
           Checking and savings                 $     33,187           $208       2.51%   $       32,522    $       203      2.50%
           Time deposits                              74,246          1,098       5.92%           66,669            874      5.24%
                                                ------------   ------------               --------------    -----------

                Total interest-bearing
                deposits                             107,433          1,306       4.86%           99,191          1,077      4.34%

    FHLB advances                                      3,453             51       5.91%            3,563             51      5.73%
                                                ------------   ------------               --------------    -----------
                Total interest-bearing
                liabilities                          110,886          1,357       4.90%          102,754          1,128      4.39%
                                                               ------------                                 -----------
    Non-interest bearing liabilities:
           Demand deposits                             9,484                                       9,308
           Other liabilities                             508                                         236
                                                ------------                              --------------

    Total liabilities                                120,878                                     112,298
    Stockholders' equity                              15,496                                      13,940
                                                ------------                              --------------

    Total liabilities and stockholders'
           equity                               $    136,374                              $      126,238
                                                ============                              ==============

    Net interest income (1)                                    $      1,209                                 $     1,173
                                                               ============                                 ===========

    Interest rate spread (1)                                                      2.99%                                      3.26%
    Net interest margin (1)                                                       3.72%                                      3.90%

    (1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $20,000 and $29,000 for the three months ended March 31, 2001 and 2000, respectively.
    (2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.

Noninterest Income
------------------

Noninterest income was $268,100 during the three months ended March 31, 2001, as compared to $226,600 for the same period in 2000, an increase of $41,500, or 18.3%. The improvement in noninterest income resulted from increases in deposit account and check card fees, and an improvement in revenues generated by the Bank's non deposit subsidiary, Shore Investments Inc.

Provision for Loan Losses
-------------------------

Provision for loan losses was $58,500 for the three months ended March 31, 2001, as compared to $53,100 for the same period in 2000. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense
-------------------

Noninterest expense was $928,800 during the three months ended March 31, 2001, as compared to $890,600 for the same period in 2000, an increase of $38,200, or 4.3%. This increase resulted primarily from annual compensation adjustments. Other operating expenses actually decreased during the period, consistent with expense control efforts by the Company.

Financial Condition

During the three months ended March 31, 2001, the Company's assets decreased by $1.5 million from $139.8 million at December 31, 2000, to $138.3 million at March 31, 2001. This decrease was due primarily to the use of funds from security maturities and deposit growth to pay the $7.0 million in short-term Federal Home Loan Bank advances outstanding at December 31, 2000.

Deposits increased $5.2 million during the three months ended March 31, 2001. Time deposits and demand deposit accounts increased by approximately $2.5 million and $2.7 million, respectively, during the period. During the period, the Company used this growth to pay down Federal Home Loan Bank advances that were outstanding at December 31, 2000.

Stockholders' equity was $15.6 million at March 31, 2001, compared to $15.4 million at December 31, 2000. Net income of $319,800 and decreases in unrealized losses on available-for-sale securities were offset by the payment of $161,600 ($.09 per share) in common stock dividends and the repurchase of 35,045 shares of the Company's common stock at an average price of $7.43. Subsequent to March 31, 2001, the Company completed it's stock repurchase plan with a total of approximately 90,000 shares of common stock being repurchased at an average price of $7.43, or 85% of the Company's book value of $8.76 at March 31, 2001.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.25 million at

March 31, 2001, compared to $1.27 million at December 31, 2000. As to nonaccrual loans existing at March 31, 2001, approximately $25,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. During the period ended March 31, 2001, the Company foreclosed on collateral relating to loans totaling approximately $267,000 to one borrower that were previously identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In conjunction with the foreclosure, the Company wrote down the related properties to their fair market value less estimated selling and other miscellaneous cost. At March 31, 2001, no other loans exist that management has identified as impaired.

At March 31, 2001, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.2 million. In addition, other performing loans totaling $1.2 million existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                             Nonperforming Assets


                                                   March 31,       December 31,
(In Thousands)                                        2001             2000
                                                  ------------     ------------

Nonaccrual loans:
     Commercial                                   $          0     $         13
     Real estate mortgage                                  899            1,180
     Home equity lines of credit                            12               25
     Consumer                                               15               43
                                                  ------------     ------------

     Total nonaccrual loans                                926            1,261
Other real estate owned                                    324                5
                                                  ------------     ------------

     Total nonperforming assets                   $      1,250     $      1,266
                                                  ============     ============

Loans past due 90 or more days
     accruing interest                            $          0     $          0
Allowance for loan losses to
     nonaccrual loans                                   121.06%          105.95%
Nonperforming assets to period end
     loans and other real estate owned                    1.33%            1.37%

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                           Allowance for Loan Losses


                                                   Three Months Ended March 31,
                                                   ----------------------------
(In Thousands)                                         2001            2000
                                                   ------------    ------------

Balance, beginning of period                       $      1,336    $      1,163
Loans charged off:
     Commercial                                               0               4
     Real estate mortgage                                   230               0
     Consumer                                                45              11
                                                   ------------    ------------

     Total loans charged-off                                275              15
                                                   ------------    ------------

Recoveries:
     Commercial                                               0              14
     Real estate mortgage                                     0               0
     Consumer                                                 1               1
                                                   ------------    ------------

     Total recoveries                                         1              15
                                                   ------------        ---------

Net recoveries (charge-offs)                               (274)              0
Provision for loan losses                                    59              53
                                                   ------------    ------------

Balance, end of period                             $      1,121    $      1,216
                                                   ============    ============

Allowance for loan losses to loans
     outstanding at end of period                          1.20%           1.36%

Allowance for loan losses to nonaccrual
     loans outstanding at end of period                  121.06%          90.68%

Net charge-offs to average loans
     outstanding during period                            -0.30%           0.00%

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

At March 31, 2001, the Company had outstanding loan and line of credit commitments of $16.8 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2001 amounted to $47.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $892,700 for the three months ended March 31, 2001, compared to an increase of $1.6 million for the three months ended March 31, 2000. Net cash provided by operating activities was $777,600 for the three months ended March 31, 2001, compared to $661,600 during the same period in 2000. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash provided by investing activities was $2.4 million during the three months ended March 31, 2001, compared to $2.5 million in net cash used by investing activities for the three months ended March 31, 2000. The fluctuations in amounts during these periods were primarily the result of an increase in investment maturities during the three months ended March 31, 2001, as compared to the same period of 2000.

Net cash provided used by financing activities was $2.3 million for the three months ended March 31, 2001, compared to net cash provided by financing activities of $3.4 million for the three months ended March 31, 2000. The fluctuations in amounts during these periods were primarily the result of reduced deposit growth, an increase in repayments of borrowings with the Federal Home Loan Bank and the repurchase of 35,000 shares of common stock during the March 2001 period, as compared to the March 2000 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2001 and December 31, 2000.

                              Analysis of Capital

                                                                                    March 31,              December 31,
(In Thousands)                                                                        2001                     2000
                                                                             -----------------------  -----------------------
Tier 1 Capital:
       Common stock                                                            $                587     $                599
       Additional paid-in capital                                                             3,308                    3,556
       Retained earnings                                                                     11,799                   11,641
       Comprehensive income (loss)                                                             (101)                    (361)
                                                                             -----------------------  -----------------------
              Total capital (GAAP)                                                           15,593                   15,435
       Less:  Intangibles                                                                       (33)                     (34)
       Net unrealized (gain) loss on securities                                                 101                      361
       Net allowable unrealized losses on equity securities                                    (287)                    (323)
                                                                             -----------------------  -----------------------
              Total Tier 1 capital                                                           15,374                   15,439


Tier 2 Capital:
       Allowable allowances for loan losses                                                   1,101                    1,099
                                                                             -----------------------  -----------------------
              Total Tier 2 capital                                             $             16,475     $             16,538
                                                                             =======================  =======================

Risk-weighted assets                                                           $             91,755     $             90,165

Capital Ratios (1):
        Tier 1 risk-based capital ratio                                                       16.76%                   17.12%
        Total risk-based capital ratio                                                        16.99%                   17.12%
        Tier 1 capital to average adjusted
              total assets                                                                    11.28%                   11.65%


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

The following table presents the Company's interest sensitivity position at March 31, 2001 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                                                       Interest Sensitivity Analysis

                                                                              March 31, 2001
                                                   ------------------------------------------------------------------
                                                    With-in        91-365         1 to 5         Over
(In Thousands)                                      90 Days         Days          Years        5 Years        Total
                                                   ---------     ---------      ---------     ---------     ---------
Interest-Earning Assets:
     Loans (1)                                     $  13,858     $  23,162      $  32,803     $  23,654     $  93,477
     Securities                                        4,689         8,706         16,995         4,999        35,389
     Money market and other
       short term securities                           1,834             0              0             0         1,834
                                                   ---------     ---------      ---------     ---------     ---------

     Total earning assets                          $  20,381     $  31,868      $  49,798     $  28,653     $ 130,700
                                                   =========     =========      =========     =========     =========
     Cummulative earning assets                    $  20,381     $  52,249      $ 102,047     $ 130,700     $ 130,700
                                                   =========     =========      =========     =========     =========


Interest-Bearing Liabilities:
     Money market savings                              6,207             0              0             0         6,207
     Interest checking (2)                                 0             0         14,660             0        14,660
     Savings (2)                                           0             0         14,666             0        14,666
     Certificates of deposit                           7,110        40,254         25,087         3,083        75,534
     FHLB advances                                         0             0              0           937           937
                                                   ---------     ---------      ---------     ---------     ---------

     Total interest-bearing liabilities            $  13,317     $  40,254      $  54,213     $   4,020     $ 111,804
                                                   =========     =========      =========     =========     =========
     Cummulative interest-bearing liabilities         13,317        53,571        107,784       111,804       111,804
                                                   =========     =========      =========     =========     =========

     Period gap                                    $   7,064     $  (8,386)     $  (4,415)    $  24,633     $  18,896
     Cummulative gap                               $   7,064     $  (1,322)     $  (5,737)    $  18,896     $  18,896
     Ratio of cummulative interest-earning
       assets to interest-bearing liabilities         153.04%        97.53%         94.68%       116.90%       116.90%
     Ratio of cummulative gap to total
       earning assets                                   5.40%        -1.01%         -4.39%        14.46%        14.46%

(1) Includes nonaccrual loans of $926,000, which are included in the 1 to 5 years category
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, they are placed in the 1 to 5 years category.

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

Scott C. Harvard                                                   May 10, 2001
-----------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

Steven M. Belote                                                   May 10, 2001
-----------------------------------------------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer