Form 10-Q
period 2001-06-30
SHORE FINANCIAL CORP
filed 2001-08-10
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               For the quarterly period ended June 30, 2001

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


                 Virginia                                    54-1873994
    ----------------------------------                 ------------------------
    (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                   Identification Number)

          25253 Lankford Highway
             Onley, Virginia                                    23418
    ----------------------------------                 ------------------------
          (Address of Principal                              (Zip Code)
           Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of August 10, 2001:  1,706,367

Transitional Small Business Disclosure Format:  Yes             No   X
                                                    -------        ------

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

               Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2001 and 2000

               Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

               Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2001

               Notes to Unaudited Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations

               Results of Operations

               Financial Condition

               Asset Quality

               Liquidity and Capital Resources

               Interest Sensitivity

               Recent Accounting Pronouncements


                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES


                             SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Financial Condition


                                                                      June 30,          December 31,
                                                                        2001                2000
--------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                            ASSETS

Cash (including interest - earning deposits of
     approximately $1,778,000 and $1,154,000, respectively)     $        6,651,700    $       5,096,300
Investment securities:
     Held to maturity (fair value of $11,712,000 and
        $12,356,000, respectively)                                      11,570,000           12,303,100
     Available for sale (amortized cost of $23,738,000 and
        $26,394,000, respectively)                                      23,615,100           25,831,300
     Federal Home Loan Bank stock, at cost                                 510,500              491,800
     Federal Reserve Bank stock, at cost                                   124,800              124,800
Loans receivable, net                                                   96,176,700           91,344,700
Premises and equipment, net                                              2,720,400            2,843,400
Real estate owned                                                          324,200                5,000
Accrued interest receivable                                              1,072,800            1,131,500
Prepaid expenses and other assets                                          471,300              641,800
                                                                ----------------------------------------

                                                                $      143,237,500    $     139,813,700
                                                                ----------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $      125,167,200    $     115,890,200
Advances from Federal Home Loan Bank                                     2,220,000            8,054,700
Advance payments by borrowers for taxes
     and insurance                                                         251,300              190,500
Accrued interest payable                                                    42,700               78,200
Accrued expenses and other liabilities                                     210,800              164,600
                                                                ----------------------------------------
           Total liabilities                                           127,892,000          124,378,200
                                                                ----------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                       -                    -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,706,367 and 1,815,212 shares
        issued and outstanding, respectively                               563,100              599,000
     Additional capital                                                  2,757,700            3,556,500
     Retained earnings, substantially restricted                        12,147,000           11,640,700
     Accumulated other comprehensive income (loss)                        (122,300)            (360,700)
                                                                ----------------------------------------
           Total stockholders' equity                                   15,345,500           15,435,500
                                                                ----------------------------------------

                                                                $      143,237,500    $     139,813,700
                                                                ----------------------------------------


              The accompanying notes are an integral part of these financial statements.

                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                               Three Months Ended June 30,           Six Months Ended June 30,
                                             ---------------------------------    ---------------------------------
                                             2001              2000               2001             2000
--------------------------------------------------------------------------------  ---------------------------------
Interest and dividend income
    Loans                                    $     1,981,100   $    1,897,500     $     3,962,800  $     3,718,000
    Investments
          Taxable                                    486,700          470,800           1,013,100          866,900
          Tax-exempt                                  37,500           54,800              75,600          110,700
                                             -----------------------------------  ---------------------------------
       Total interest income                       2,505,300        2,423,100           5,051,500        4,695,600
                                             -----------------------------------  ---------------------------------

Interest expense
    Deposits                                       1,269,800        1,215,000           2,575,800        2,292,600
    FHLB advances                                     13,000           13,700              63,700           64,300
                                             -----------------------------------  ---------------------------------
       Total interest expense                      1,282,800        1,228,700           2,639,500        2,356,900
                                             -----------------------------------  ---------------------------------

Net interest income                                1,222,500        1,194,400           2,412,000        2,338,700

Provision for loan losses                             46,500           53,100             105,000          106,200
                                             -----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                      1,176,000        1,141,300           2,307,000        2,232,500
                                             -----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                             222,300          191,300             414,200          352,200
    Loan fees                                         36,900           32,000              70,600           67,700
    Gains on sales of securities                      12,300                0              12,300                0
    Other                                             39,000           34,600              81,500           75,200
                                             -----------------------------------  ---------------------------------
       Total noninterest income                      310,500          257,900             578,600          495,100
                                             -----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                      452,900          436,400             907,000          845,700
    Occupancy and equipment                          231,000          226,700             478,500          490,700
    Data processing                                  118,600          105,700             224,700          207,600
    Advertising                                       14,600           15,500              27,600           28,200
    Federal insurance premium                          5,500            5,500              11,300           11,300
    Other                                            152,900          141,100             255,200          237,900
                                             -----------------------------------  ---------------------------------
       Total noninterest expense                     975,500          930,900           1,904,300        1,821,400
                                             -----------------------------------  ---------------------------------

Income before income taxes                           511,000          468,300             981,300          906,200

Income taxes                                         163,500          159,400             314,000          308,500
                                             -----------------------------------  ---------------------------------

Net income                                   $       347,500   $      308,900     $       667,300  $       597,700
                                             -----------------------------------  ---------------------------------

Cash Dividends Declared Per Share            $          0.00   $         0.00     $          0.09  $          0.08
                                             -----------------------------------  ---------------------------------

Earnings Per Common Share:
       Basic                                 $          0.20   $         0.17     $          0.38  $          0.33
                                             -----------------------------------  ---------------------------------

       Diluted                               $          0.20   $         0.17     $          0.38  $          0.33
                                             -----------------------------------  ---------------------------------



                    The accompanying notes are an integral part of these financial statements.



                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


Six Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                             Other
                                   Number of    Common      Additional     Retained       Comprehensive
                                    Shares      Stock        Capital       Earnings       Income (Loss)            Total
                                   ---------  ---------     ----------     ---------      --------------      ---------------
Balance, December 31, 2000         1,815,212 $ 599,000     $ 3,556,500   $11,640,700      $    (360,700)       $ 15,435,500

Common stock cash dividend
   declared                             -         -               -         (161,000)              -               (161,000)

Repurchase of common stock          (108,845)  (35,900)       (798,800)         -                  -               (834,700)

Comprehensive income                    -         -               -          667,300            238,400             905,700
                                   -----------------------------------------------------------------------------------------


Balance, June 30, 2001             1,706,367 $ 563,100     $ 2,757,700   $12,147,000      $    (122,300)       $ 15,345,500
                                   -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                             SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows



                                                                         Six Months Ended June 30,
                                                                    ------------------------------------
                                                                    2001                     2000
-------------------------------------------------------------------------------------   ----------------
Cash flows from operating activities
     Net income                                                     $        667,300    $       597,700
     Adjustments to reconcile to net cash
        provided by operating activities:
           Provision for loan losses                                         105,000            106,200
           Depreciation and amortization                                     162,000            175,600
           Amortization of premium and accretion
               of discount on securities, net                               (157,400)           (48,100)
           Gain on sale of investments                                       (12,300)                 0
           Loss on disposal of fixed assets                                    7,700                  0
           Change in net deferred loan fees                                    5,800              3,200
           Loss on sale of repossessed assets                                      0             28,500
           (Increaase) decrease in other assets                               22,400           (180,500)
           Increase in other liabilities                                     146,500             28,200
                                                                    ------------------------------------
               Net cash provided by operating activities                     947,000            710,800
                                                                    ------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                           (11,116,200)           (52,300)
     Proceeds from maturities, sales and calls of
        available-for-sale securities                                      7,787,400            225,000
     Purchase of held-to-maturity securities                               1,814,800         (7,946,500)
     Proceeds from maturities, prepayments and calls
        of held-to-maturity securities                                     5,000,000          1,049,100
     Purchase of Federal Home Loan Bank stock                                (18,700)                 0
     Loan originations, net of repayments                                 (5,262,100)        (1,036,700)
     Purchase of premises and equipment                                      (43,400)           (52,400)
     Proceeds from sale of real estate owned                                       0            159,800
                                                                    ------------------------------------
               Net cash used by investing activities                      (1,838,200)        (7,654,000)
                                                                    ------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                       6,746,300          7,034,400
     Net increase in time deposits                                         2,530,700          5,057,300
     Proceeds from FHLB advances                                           8,300,000          2,900,000
     Repayments of FHLB advances                                         (14,134,700)        (7,514,600)
     Repurchase of common stock                                             (834,700)           -
     Payment of dividend on common stock                                    (161,000)          (145,800)
                                                                    ------------------------------------
               Net cash provided by financing activities                   2,446,600          7,331,300
                                                                    ------------------------------------

Increase in cash and cash equivalents                                      1,555,400            388,100

Cash and cash equivalents, beginning of period                             5,096,300          6,821,400
                                                                    ------------------------------------

Cash and cash equivalents, end of period                            $      6,651,700    $     7,209,500
                                                                    ------------------------------------


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                       $      2,675,000    $     2,330,500


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
        through foreclosure                                         $        319,200    $             0


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


NOTE 3 - EARNINGS PER SHARE

The following is an unaudited reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2001 and 2000.

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                               -------------------------------------   -----------------------------------
                                                    2001                 2000               2001               2000
                                               ----------------     ----------------   ----------------   ----------------

Net income (numerator, basic and diluted)    $         347,500    $         308,900           $667,300           $597,700
Weighted average shares outstanding
(denominator)                                        1,742,900            1,822,800          1,768,900          1,822,800
                                               ----------------     ----------------   ----------------   ----------------

Earnings per common share - basic            $            0.20    $            0.17              $0.38              $0.33
                                               ================     ================   ================   ================

Effect of dilutive securities:

Weighted average shares outstanding                  1,742,900            1,822,800          1,768,900          1,822,800
Effect of stock options                                      0                    0                  0                  0
                                               ----------------     ----------------   ----------------   ----------------
Diluted average shares outstanding
(denominator)                                        1,742,900            1,822,800          1,768,900          1,822,800
                                               ----------------     ----------------   ----------------   ----------------

Earnings per common share -
assuming dilution                            $            0.20    $            0.17              $0.38              $0.33
                                               ================     ================   ================   ================


The effect of dilutive  securities was not used to compute dilutive earnings per
share  at  June  30,  2001  and  2000   because  the  effect   would  have  been
anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2001 and 2000:

                                                           Six Months Ended June 30,
                                                 ----------------------------------------------
                                                         2001                    2000
                                                 ---------------------  -----------------------

Net income                                           $        667,300       $          597,700
Other comprehensive income (loss)                             238,400                  (70,000)
                                                       ---------------        -----------------

Total comprehensive income                           $        905,700       $          527,700
                                                       ===============        =================

The following is an unaudited reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2001 and 2000.

                                                           Six Months Ended June 30,
                                                 ----------------------------------------------
                                                         2001                    2000
                                                 ---------------------  -----------------------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                      $        379,300       $         (105,000)
Less: reclassification adjustment
      for gains included in income                             12,300                        0
                                                       -----------------      -----------------

Total other comprehensive income (loss)
     before income tax expense                                367,000                 (105,000)

Income tax (expense) benefit                                 (128,600)                  35,000
                                                       -----------------      -----------------

Net unrealized gains (losses)                        $        238,400       $          (70,000)
                                                       =================      =================


NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2001 and 2000:

                                                                                                    Elimination of
                                                                                                     Intersegment
(In thousands)                                   Virginia         Maryland           Other          Transactions          Total
                                               -----------       -----------      ------------     ---------------     ------------
                                                                                  (Unaudited)
Net Interest Income:
     Six months ended June 30, 2001           $      1,648     $         320    $       1,025    $           (581)   $       2,412
     Six months ended June 30, 2000           $      1,593     $         344    $         936    $           (534)   $       2,339

Assets:
     June 30, 2001                            $    130,182     $      17,114    $      44,437    $        (48,495)   $     143,238
     December 31, 2000                        $    116,851     $      17,150    $      48,731    $        (42,918)   $     139,814


NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2001, the Company completed its repurchase of approximately 90,000 shares of common stock under the stock repurchase plan approved during November 2000. The average price of the 90,000 shares purchased under the November plan was $7.29. During June 2001, the Company approved the repurchase of 85,000 additional shares of common stock on the open market. Under this plan, the Company has repurchased 38,500 shares of common stock at $7.87, or 88% of the Company's book value of $8.99 at June 30, 2001. During the six months ended June 30, 2001, the Company repurchased a total of 108,845 shares of common stock under both plans at an average price of $7.67 per share.



NOTE 7 - EMPLOYEE BENEFIT PLANS

On April 17, 2001,  the  Company's  shareholders  approved  the Shore  Financial
Corporation 2001 Stock Incentive Plan (the "Plan") making available up to 270,000 shares of common stock for granting restricted stock awards and stock options in the form of incentive stock options and non-statuatory stock options to employees of the Company. The Company's Compensation Committee (the "Committee") administors the Plan and has the power to select plan participants and to grant stock options and restricted stock on the terms the Committee considers appropriate; however, any award made to a Committee member must be approved by the Board of Directors. The Committee will fix the option price and specify other conditions and terms at the time the stock option is granted, subject to certain restrictions specified in the Plan document. The Plan expires on April 16, 2011. During the six months ended June 30, 2001, the Company granted 8,200 stock options under the previous plan at an average exercise price of $7.22 and granted 15,500 stock options under the new plan at an average exercise price of $8.00.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2001 was $347,500, compared to net income of $308,900 for the same period in the prior year. Net income for the six months ended June 30, 2001 was $667,300, compared to net income of $597,700 for the 2000 period. Quarterly earnings were positively impacted by a 9.0% increase in gross loans and 20.4% increase in noninterest income, while noninterest expense increased 4.8%. Increases in deposit account and check card fees and in returns from investments made during recent years in nontraditional banking products continued to drive growth in noninterest income. This coupled with the Company's ongoing focus on controlling noninterest expenses have resulted in positive earnings trends in recent quarters.

Net Interest Income

Net interest income increased 2.4% to $1.22 million for the three months ended June 30, 2001, compared to $1.19 million for the same period in 2000, while net interest income increased 3.1% to $2.41 million for the six months ended June 30, 2001, compared to $2.34 million during the June 2000 six month period. The net interest margin decreased to 3.73% for the six months ended June 30, 2001, as compared to 3.91% during the 2000 period, while the interest rate spread decreased to 3.03% from 3.25% for the same period in 2000. Average earning asset growth of $8.9 million during the June 2001 period as compared to the June 2000 period and reductions in nonperforming assets positively impacted net interest income, while continued high funding costs negatively impacted net interest income. Average noninterest-bearing demand deposits increased to $9.9 million during the six months ended June 30, 2001, as compared to $9.7 million during the June 2000 period. Market pressure to provide alternative, interest earning deposit products, such as the Bank's commercial sweep product, and competition for these monies continue to negatively impact growth in ths area. Since last year, the Bank's sweep product has captured in excess of $2.0 million of the it's noninterest-bearing deposits. The Bank sweeps these funds into external mutual funds and, therefore, the amounts are not reflected in the Bank's total deposits. However, the Bank receives fee income on the average balances of these funds which is reflected in noninterest income. Factoring average noninterest-bearing deposits in calculating the cost of funds results in an additional 38 basis points increase in interest rate spread for the six months ended June 30, 2001 and 2000.

Interest income increased 3.4% to $2.51 million for the three months ended June 30, 2001, compared to $2.42 million for the same period in 2000, while interest income increased 7.6% to $5.05 million for the six months ended June 30, 2001, compared to $4.70 million during the June 2000 six month period. An increase in the average loan balance of $4.8 million during the period, primarily in real estate and consumer lending, contributed to the positive interest income trend. Additionally, yields on loans increased by 9 basis points during the June 2001 period, as compared to the 2000 period. The average balance of securities increased $4.1 million, while the Company experienced a 12 basis point decrease in yields on securities. A significant repricing of the Company's investment portfolio coupled with the decrease in yields available on new security purchases, primarily due to the lower interest rate environment of 2001, negatively impacted interest income.

Interest expense increased 4.4% to $1.28 million for the three months ended June 30, 2001, compared to $1.23 million for the same period in 2000, while interest expense increased 12.0% to $2.64 million for the six months ended June 30, 2001, compared to $2.36 million during the June 2000 six month period. Increased funding costs resulting from efforts by management during late 2000 to generate business and personal relationships through various deposit specials contributed to this increase. Several of these deposit specials contained terms resulting in repricing dates that lag the falling interest rate environment occurring during the first half of 2001. Average interest-bearing deposits increased by $7.4 million during the six months ended June 30, 2001, as compared to the same period of 2000. Additionally, the average rate on interest-bearing liabilities increased from 4.50% in 2000 to 4.71% for the June 2001 period. Average borrowings from the Federal Home Loan Bank were flat for the June 2001 period, as compared to the same period in 2000.

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


                               Average Balances, Income and Expenses, Yields and Rates

                                                                    Six Months Ended June 30,
                                            --------------------------------------------------------------------------
                                               2001                                  2000
                                            ------------------------------------  ------------------------------------
                                             Average      Income/      Yield/      Average      Income/      Yield/
(In Thousands)                               Balance      Expense       Rate       Balance      Expense       Rate
                                            -----------  -----------  ----------  -----------  -----------  ----------
Assets:
       Securities (1)                          $35,886       $1,070       5.96%      $31,763         $966       6.08%
       Loans (net of unearned income):
             Real estate mortgage               44,918        1,845       8.22%       43,859        1,725       7.87%
             Real estate construction            1,296           60       9.26%          604           25       8.28%
             Commercial                         29,100        1,273       8.75%       28,272        1,249       8.84%
             Home equity lines                   6,798          288       8.47%        5,427          261       9.62%
             Consumer                           11,319          497       8.78%       10,480          458       8.74%
                                            -----------  -----------              -----------  -----------
                 Total loans                    93,431        3,963       8.48%       88,642        3,718       8.39%
       Interest-bearing deposits
             in other banks                      2,227           58       5.21%        2,225           69       6.20%
                                            -----------  -----------              -----------  -----------
                 Total earning assets          131,544        5,091       7.74%      122,630        4,753       7.75%
                                            -----------  -----------              -----------  -----------
       Less: allowance for loan losses          (1,216)                               (1,209)
       Total nonearning assets                   7,765                                 7,239
                                            -----------                           -----------
       Total assets                           $138,093                              $128,660
                                            ===========                           ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings              $34,699         $360       2.07%      $32,847         $411       2.50%
             Time deposits                      75,079        2,216       5.90%       69,528        1,882       5.41%
                                            -----------  -----------              -----------  -----------

                 Total interest-bearing
                 deposits                      109,778        2,576       4.69%      102,375        2,293       4.48%

       FHLB advances                             2,210           64       5.79%        2,290           64       5.59%
                                            -----------  -----------              -----------  -----------
                 Total interest-bearing
                 liabilities                   111,988        2,640       4.71%      104,665        2,357       4.50%
                                                         -----------                           -----------
       Non-interest bearing liabilities:
             Demand deposits                     9,949                                 9,651
             Other liabilities                     602                                   249
                                            -----------                           -----------

       Total liabilities                       122,539                               114,565
       Stockholders' equity                     15,554                                14,095
                                            -----------                           -----------

       Total liabilities and stockholders'
             equity                           $138,093                              $128,660
                                            ===========                           ===========

       Net interest income (1)                               $2,451                                $2,396
                                                         ===========                           ===========

       Interest rate spread (1)                                           3.03%                                 3.25%
       Net interest margin (1)                                            3.73%                                 3.91%

       (1)   Tax equivalent basis. The tax equivalent adjustment to net interest income was $39,000  and  $57,000 for the six months  ended June 30,
             2001 and 2000, respectively.
       (2)   Yield  and  rate   percentages   are  all   computed   through  the
             annualization  of interest  income and  expense  divided by average daily balances based on amortized costs.



Noninterest Income

Noninterest income was $310,500 during the three months ended June 30, 2001, as compared to $257,900 for the same period in 2000, while noninterest income was $578,600 during the six months ended June 30, 2001, as compared to $495,100 for the same period of 2000. This represented an increase of 20.4% and 16.9%, respectively, for the two periods. The improvement in noninterest income resulted from increases in deposit account and check card fees, and an improvement in revenues generated by the Bank's non deposit subsidiary, Shore Investments, Inc.

Provision for Loan Losses

Provision for loan losses was $46,500 for the three months ended June 30, 2001, as compared to $53,100 for the same period in 2000, while the provision for loan loss was $105,000 during the six months ended June 30, 2001, as compared to $106,200 for the same period of 2000. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense

Noninterest expense was $975,500 during the three months ended June 30, 2001, as compared to $930,900 for the same period in 2000, while noninterest expense was $1.90 million during the six months ended June 30, 2001, as compared to $1.82 million for the same period of 2000. This represented an increase of 4.8% and 4.6%, respectively, for the two periods. This increase resulted primarily from annual compensation adjustments and increases associated with normal growth of operating activities.

Financial Condition

During the six months ended June 30, 2001, the Company's assets increased by $3.4 million from $139.8 million at December 31, 2000, to $143.2 million at June 30, 2001. Loans grew $4.8 million and cash and investments decreased $1.4 million during the period. The Company's increased loan demand during the period resulted primarily from improved efforts in marketing it's loan products and the improved interest rate environment.

Deposits increased $9.3 million during the six months ended June 30, 2001. Time deposits and demand deposit accounts increased by approximately $3.6 million and $5.6 million, respectively, during the period. The Company used this growth to pay the $7.0 million in short-term Federal Home Loan Bank advances outstanding at December 31, 2000.

Stockholders' equity was $15.3 million at June 30, 2001, compared to $15.4 million at December 31, 2000. Net income of $667,300 and decreases in unrealized losses on available-for-sale securities were offset by the payment of $161,000 ($.09 per share) in common stock dividends and the repurchase of 108,845 shares of the Company's common stock at an average price of $7.67. During the period ended June 30, 2001, the Company completed the repurchase of 90,000 shares of common stock under it's stock repurchase plan approved during November 2000, and approved a second stock repurchase plan during June 2001 allowing for the repurchase of an additional 85,000 shares in the open market. Since approving the plan in June 2001, the Company has repurchased 38,500 shares at $7.87, or 88% of the Company's book value of $8.99 at June 30, 2001.


Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.04 million at June 30, 2001, compared to $1.27 million at December 31, 2000. As to nonaccrual loans existing at June 30, 2001, approximately $25,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. During the period ended June 30, 2001, the Company foreclosed on collateral relating to loans totaling approximately $267,000 to one borrower that were previously identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In conjunction with the foreclosure, the Company wrote down the related properties to their fair market value less estimated selling and other miscellaneous cost. At June 30, 2001, no other loans exist that management has identified as impaired.

At June 30, 2001, all loans 60 days or more delinquent, including nonperforming loans, totaled $774,000. In addition, other performing loans totaling $222,000 existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                                       Nonperforming Assets


                                                                  June 30,           December 31,
(In Thousands)                                                      2001                 2000
                                                                --------------      ---------------
Nonaccrual loans:
      Commercial                                              $             0   $               13
      Real estate mortgage                                                663                1,180
      Home equity lines of credit                                          20                   25
      Consumer                                                             30                   43
                                                                --------------      ---------------

      Total nonaccrual loans                                              713                1,261
Other real estate owned                                                   324                    5
                                                                --------------      ---------------

      Total nonperforming assets                              $         1,037   $            1,266
                                                                ==============      ===============

Loans past due 90 or more days
      accruing interest                                                    $0                   $0
Allowance for loan losses to
      nonaccrual loans                                                163.39%              105.95%
Nonperforming assets to period end
      loans and other real estate owned                                 1.06%                1.37%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                                    Allowance for Loan Losses


                                                                    Six Months Ended June 30,
                                                                -----------------------------------
(In Thousands)                                                      2001                 2000
                                                                --------------      ---------------
Balance, beginning of period                                  $         1,336   $            1,163
Loans charged off:
      Commercial                                                            0                    4
      Real estate mortgage                                                235                    0
      Consumer                                                             45                   23
                                                                --------------      ---------------

      Total loans charged-off                                             280                   27
                                                                --------------      ---------------

Recoveries:
      Commercial                                                            0                   38
      Real estate mortgage                                                  0                    0
      Consumer                                                              4                   13
                                                                --------------      ---------------

      Total recoveries                                                      4                   51
                                                                --------------      ---------------

Net recoveries (charge-offs)                                             (276)                  24
Provision for loan losses                                                 105                  106
                                                                --------------      ---------------

Balance, end of period                                        $         1,165   $            1,293
                                                                ==============      ===============

Allowance for loan losses to loans
      outstanding at end of period                                      1.20%                1.45%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                              163.39%              122.56%

Net charge-offs to average loans
      outstanding during period                                        -0.30%                0.03%


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

At June 30, 2001, the Company had outstanding loan and line of credit commitments of $17.0 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2001 amounted to $49.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.6 million for the six months ended June 30, 2001, compared to an increase of $388,100 for the six months ended June 30, 2000. Net cash provided by operating activities was $947,000 for the six months ended June 30, 2001, compared to $710,800 during the same period in 2000. The fluctuations in amounts during these periods were primarily the result of normal operating activities.

Net cash used by investing activities was $1.8 million during the six months ended June 30, 2001, compared to $7.7 million for the six months ended June 30, 2000. The reduction in these amounts resulted primarily from an increase in investment maturities and calls during 2001. Although the Company experienced an increase in loan funding activities during 2001, a reduction in deposit growth resulted in less liquidity being available to fund significant investment activities beyond the funding of loans.

Net cash provided provided by financing activities was $2.4 million for the six months ended June 30, 2001, compared to $7.3 million for the six months ended June 30, 2000. The fluctuations in amounts during these periods were primarily the result of reduced deposit growth, an increase in repayments of borrowings with the Federal Home Loan Bank and the repurchase of 108,845 shares of common stock during the June 2001 period, as compared to the June 2000 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2001, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2001 and December 31, 2000.

                                          Analysis of Capital

                                                                     June 30,           December 31,
(In Thousands)                                                         2001                 2000
                                                                -------------------  -------------------
Tier 1 Capital:
       Common stock                                              $             563    $             599
       Additional paid-in capital                                            2,758                3,556
       Retained earnings                                                    12,147               11,641
       Comprehensive income (loss)                                            (122)                (361)
                                                                -------------------  -------------------
             Total capital (GAAP)                                           15,346               15,435
       Less: Intangibles                                                       (32)                 (34)
       Net unrealized (gain) loss on securities                                122                  361
       Net allowable unrealized losses on equity securities                   (306)                (323)
                                                                -------------------  -------------------
             Total Tier 1 capital                                           15,130               15,439


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,165                1,099
                                                                ===================  ===================
             Total Tier 2 capital                                $          16,295    $          16,538
                                                                ===================  ===================

Risk-weighted assets                                             $          97,469    $          90,165

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      15.52%               17.12%
       Total risk-based capital ratio                                       16.72%               18.34%
       Tier 1 capital to average adjusted
             total assets                                                   10.96%               11.65%



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

The following table presents the Company's interest sensitivity position at June 30, 2001 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                          Interest Sensitivity Analysis

                                                                              June 30, 2001
                                            ---------------------------------------------------------------------------------------
                                              With-in              91-365              1 to 5              Over
(In Thousands)                                90 Days               Days                Years             5 Years           Total
                                           ------------      ---------------     ----------------     ------------      -----------
Interest-Earning Assets:
    Loans (1)                           $        15,965     $         22,310    $          34,871    $      24,196     $     97,342
    Securities                                    3,974                9,280               19,570            2,996           35,820
    Money market and other
        short term securities                     1,778                    0                    0                0            1,778
                                         --------------      ---------------     ----------------     ------------      -----------

    Total earning assets                $        21,717     $         31,590    $          54,441    $      27,192     $    134,940
                                         ==============      ===============     ================     ============      ===========
    Cummulative earning assets          $        21,717     $         53,307    $         107,748    $     134,940     $    134,940
                                         ==============      ===============     ================     ============      ===========


Interest-Bearing Liabilities:
    Money market savings                          7,477                    0                    0                0            7,477
    Interest checking (2)                             0                    0               15,764                0           15,764
    Savings (2)                                       0                    0               14,573                0           14,573
    Certificates of deposit                      14,583               34,562               24,436            3,059           76,640
    FHLB advances                                 1,300                    0                    0              920            2,220
                                         --------------      ---------------     ----------------     ------------      -----------

    Total interest-bearing liabilities  $        23,360     $         34,562    $          54,773    $       3,979     $    116,674
                                         ==============      ===============     ================     ============      ===========
    Cummulative interest-bearing
        liabilities                              23,360               57,922              112,695          116,674          116,674
                                         ==============      ===============     ================     ============      ===========

      Period gap                        $        (1,643)    $         (2,972)   $            (332)   $      23,213     $     18,266
      Cummulative gap                   $        (1,643)    $         (4,615)   $          (4,947)   $      18,266     $     18,266
      Ratio of cummulative interest-
          earning assets to interest-
          bearing liabilities                     92.97%               92.03%               95.61%          115.66%          115.66%
      Ratio of cummulative gap to total
          earning assets                          -1.22%               -3.42%               -3.67%           13.54%           13.54%


(1) Includes nonaccrual loans of $713,000, which are included in the 1 to 5 years category.

(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.

Recent Accounting Pronouncements

In July 2001, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 102 Selected Loan Loss Allowance Methodology and Documentation Issues. The bulletin expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management does not expect this bulletin to have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangibles.

Statement No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. Management will assess the impact, if any, of this statement on the Company's financial statements.

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

Item 4 - Submission of Matters to a Vote of Stockholders

The annual meeting of the stockholders of Shore Financial Corporation was held on April 17, 2001. Matters voted on included the election of Terrell E. Boothe,
D. Page Elmore, and A. Jackson Mason for three-year terms expiring in 2004. The shareholders also ratified the Company's 2001 Stock Incentive Plan. No other matters were voted on during the meeting or by proxy or other means during the period.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

The registrant filed an 8-K dated June 12, 2001 disclosing that the registrant's Board of Directors approved the repurchase of up to 85,000 shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                             August 10, 2001
----------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                             August 10, 2001
----------------------
Steven M. Belote
Treasurer and
Chief Financial Officer