Form 10QSB
period 2001-09-30
SHORE FINANCIAL CORP
filed 2001-11-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2001

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


           Virginia                                       ______54-1873994______
     (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                  Identification Number)

       25253 Lankford Highway
         Onley, Virginia                                          23418
 -------------------------------------------                 ----------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

 Number of shares of Common Stock outstanding as of November 9, 2001: 1,702,167

            Transitional Small Business Disclosure Format: Yes No X

                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition as of September 30, 2001 and December 31, 2000

                    Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2001 and 2000

                    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000

                    Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2001

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

                                   SIGNATURES

                             SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Financial Condition


                                                                    September 30,       December 31,
                                                                        2001                2000
--------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                            ASSETS

Cash (including interest - earning deposits of
     approximately $5,917,000 and $1,154,000, respectively)     $       10,532,500    $       5,096,300
Investment securities:
     Held to maturity (fair value of $7,730,000 and
        $12,356,000, respectively)                                       7,685,200           12,303,100
     Available for sale (amortized cost of $26,129,000 and
        $26,394,000, respectively)                                      26,477,900           25,831,300
     Federal Home Loan Bank stock, at cost                                 510,500              491,800
     Federal Reserve Bank stock, at cost                                   124,800              124,800
Loans receivable, net                                                   97,266,800           91,344,700
Premises and equipment, net                                              2,708,200            2,843,400
Real estate owned                                                          255,000                5,000
Accrued interest receivable                                              1,148,600            1,131,500
Prepaid expenses and other assets                                          347,900              641,800
                                                                ----------------------------------------

                                                                $      147,057,400    $     139,813,700
                                                                ----------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $      129,433,600    $     115,890,200
Advances from Federal Home Loan Bank                                       833,300            8,054,700
Advance payments by borrowers for taxes
     and insurance                                                         294,300              190,500
Accrued interest payable                                                    52,900               78,200
Accrued expenses and other liabilities                                     395,700              164,600
                                                                ----------------------------------------
           Total liabilities                                           131,009,800          124,378,200
                                                                ----------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                       -                    -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,706,367 and 1,815,212 shares
        issued and outstanding, respectively                               563,100              599,000
     Additional capital                                                  2,757,700            3,556,500
     Retained earnings, substantially restricted                        12,491,000           11,640,700
     Accumulated other comprehensive income (loss)                         235,800             (360,700)
                                                                ----------------------------------------
           Total stockholders' equity                                   16,047,600           15,435,500
                                                                ----------------------------------------

                                                                $      147,057,400    $     139,813,700
                                                                ----------------------------------------


              The accompanying notes are an integral part of these financial statements.

                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                             ---------------------------------    ---------------------------------
                                                     2001              2000               2001             2000
--------------------------------------------------------------------------------  ---------------------------------

Interest and dividend income
    Loans                                    $     1,993,300   $    1,925,700     $     5,956,100  $     5,643,700
    Investments
          Taxable                                    461,200          596,200           1,474,300        1,463,100
          Tax-exempt                                  35,500           45,000             111,100          155,700
                                             -----------------------------------  ---------------------------------
       Total interest income                       2,490,000        2,566,900           7,541,500        7,262,500
                                             -----------------------------------  ---------------------------------

Interest expense
    Deposits                                       1,211,300        1,308,100           3,787,100        3,600,700
    FHLB advances                                     12,100           14,200              75,800           78,500
                                             -----------------------------------  ---------------------------------
       Total interest expense                      1,223,400        1,322,300           3,862,900        3,679,200
                                             -----------------------------------  ---------------------------------

Net interest income                                1,266,600        1,244,600           3,678,600        3,583,300

Provision for loan losses                             58,500           53,100             163,500          159,300
                                             -----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                      1,208,100        1,191,500           3,515,100        3,424,000
                                             -----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                             217,000          192,900             631,200          545,100
    Loan fees                                         29,300           36,600              99,900          104,300
    Gains on sales of securities                      10,900            8,500              23,200            8,500
    Other                                             27,800            1,000             109,300           76,200
                                             -----------------------------------  ---------------------------------
       Total noninterest income                      285,000          239,000             863,600          734,100
                                             -----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                      463,500          455,700           1,370,500        1,301,400
    Occupancy and equipment                          182,700          244,300             661,200          735,000
    Data processing                                  111,800          106,800             336,500          314,400
    Advertising                                       16,100           13,600              43,700           41,800
    Federal insurance premium                          5,600            5,900              16,900           17,200
    Other                                            207,600          113,400             462,800          351,300
                                             -----------------------------------  ---------------------------------
       Total noninterest expense                     987,300          939,700           2,891,600        2,761,100
                                             -----------------------------------  ---------------------------------

Income before income taxes                           505,800          490,800           1,487,100        1,397,000

Income taxes                                         161,900          159,900             475,900          468,400
                                             -----------------------------------  ---------------------------------

Net income                                   $       343,900   $      330,900     $     1,011,200  $       928,600
                                             -----------------------------------  ---------------------------------

Cash Dividends Declared Per Share            $          0.00   $         0.00     $          0.09  $          0.08
                                             -----------------------------------  ---------------------------------

Earnings Per Common Share:
       Basic                                 $          0.20   $         0.18     $          0.58  $          0.51
                                             -----------------------------------  ---------------------------------

       Diluted                               $          0.20   $         0.18     $          0.58  $          0.51
                                             -----------------------------------  ---------------------------------



                    The accompanying notes are an integral part of these financial statements.


                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                             Other
                                   Number of     Common     Additional       Retained      Comprehensive
                                    Shares       Stock       Capital         Earnings      Income (Loss)         Total
                                   ---------    --------    ----------      ----------    ---------------     ------------

Balance, December 31, 2000         1,815,212   $ 599,000   $ 3,556,500      $11,640,700    $ (360,700)       $ 15,435,500

Common stock cash dividend
   declared                             -           -             -            (160,900)         -               (160,900)

Repurchase of common stock          (108,845)    (35,900)     (798,800)            -             -               (834,700)

Comprehensive income                    -           -             -           1,011,200       596,500           1,607,700
                                   ---------------------------------------------------------------------------------------

Balance, September 30, 2001        1,706,367   $ 563,100   $ 2,757,700     $ 12,491,000    $  235,800        $ 16,047,600
                                   ---------------------------------------------------------------------------------------






   The accompanying notes are an integral part of these financial statements.


                             SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows



                                                                      Nine Months Ended September 30,
                                                                    ------------------------------------
                                                                          2001                 2000
-------------------------------------------------------------------------------------   ----------------

Cash flows from operating activities
     Net income                                                     $      1,011,200    $       928,600
     Adjustments to reconcile to net cash
        provided by operating activities:
           Provision for loan losses                                         163,500            159,300
           Depreciation and amortization                                     244,200            257,800
           Amortization of premium and accretion
               of discount on securities, net                               (163,700)          (102,200)
           Gain on sale of investments                                       (23,200)            (8,500)
           Loss on disposal of fixed assets                                    7,700                  0
           Change in net deferred loan fees                                    3,500              4,800
           (Gain) loss on sale of repossessed assets                            (300)            28,500
           Increaase in other assets                                         (43,600)          (150,100)
           Increase in other liabilities                                     309,600             78,100
                                                                    ------------------------------------
               Net cash provided by operating activities                   1,508,900          1,196,300
                                                                    ------------------------------------

Cash flows from investing activities
     Purchase of available-for-sale securities                            (9,530,300)        (1,581,000)
     Proceeds from maturities, sales and calls of
        available-for-sale securities                                      9,861,300          2,650,000
     Purchase of held-to-maturity securities                              (4,260,800)       (13,701,000)
     Proceeds from maturities, prepayments and calls
        of held-to-maturity securities                                     9,000,000          2,849,100
     Purchase of Federal Home Loan Bank stock                                (18,700)                 0
     Loan originations, net of repayments                                 (6,408,300)        (1,315,400)
     Purchase of premises and equipment                                     (111,800)          (105,600)
     Proceeds from sale of real estate owned                                  69,500            159,800
                                                                    ------------------------------------
               Net cash used by investing activities                      (1,399,100)       (11,044,100)
                                                                    ------------------------------------

Cash flows from financing activities
     Net increase in demand deposits                                      11,012,700          8,363,900
     Net increase in time deposits                                         2,530,700          5,057,300
     Proceeds from FHLB advances                                           8,300,000          3,700,000
     Repayments of FHLB advances                                         (15,521,400)        (7,931,300)
     Repurchase of common stock                                             (834,700)           -
     Proceeds from exercise of stock options                                       0             58,200
     Payment of dividend on common stock                                    (160,900)          (145,800)
                                                                    ------------------------------------
               Net cash provided by financing activities                   5,326,400          9,102,300
                                                                    ------------------------------------

Increase (decrease) in cash and cash equivalents                           5,436,200           (745,500)

Cash and cash equivalents, beginning of period                             5,096,300          6,821,400
                                                                    ------------------------------------

Cash and cash equivalents, end of period                            $     10,532,500    $     6,075,900
                                                                    ------------------------------------


Supplemental disclosure of cash flow information

     Cash paid during the period for interest                       $      3,888,200    $     3,674,500


Supplemental schedule of non-cash investing and financing activities

     Transfers from loans to real estate acquired
        through foreclosure                                         $        319,200    $             0


              The accompanying notes are an integral part of these financial statements.


                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Shore Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2001 and 2000.


                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                               -------------------------------------   -----------------------------------
                                                    2001                 2000               2001               2000
                                               ----------------     ----------------   ----------------   ----------------

Net income (numerator, basic and diluted)    $         343,900    $         330,900         $1,011,200           $928,600
Weighted average shares outstanding
(denominator)                                        1,706,400            1,826,700          1,747,800          1,824,100
                                               ----------------     ----------------   ----------------   ----------------

Earnings per common share - basic            $            0.20    $            0.18              $0.58              $0.51
                                               ================     ================   ================   ================

Effect of dilutive securities:

Weighted average shares outstanding                  1,706,400            1,826,700          1,747,800          1,824,100
Effect of stock options                                  4,700                    0                  0                  0
                                               ----------------     ----------------   ----------------   ----------------
Diluted average shares outstanding
(denominator)                                        1,711,100            1,826,700          1,747,800          1,824,100
                                               ----------------     ----------------   ----------------   ----------------

Earnings per common share -
assuming dilution                            $            0.20    $            0.18              $0.58              $0.51
                                               ================     ================   ================   ================



The effect of dilutive securities was not used to compute dilutive earnings per share for the nine months ended September 30, 2001 and 2000 and for the three months ended September 30, 2000 because the effect would have been anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2001 and 2000:


                                                        Nine Months Ended September 30,
                                                 ----------------------------------------------
                                                         2001                    2000
                                                 ---------------------  -----------------------

Net income                                           $      1,011,200       $          928,600
Other comprehensive income (loss)                             596,500                  131,100
                                                       ---------------        -----------------

Total comprehensive income                           $      1,607,700       $        1,059,700
                                                       ===============        =================


The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2001 and 2000.


                                                        Nine Months Ended September 30,
                                                 ----------------------------------------------
                                                         2001                    2000
                                                 ---------------------  -----------------------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
      arising during the period                      $        935,200       $          197,500
Less: reclassification adjustment
      for gains included in income                            (23,200)                  (8,500)
                                                       -----------------      -----------------

Total other comprehensive income (loss)
     before income tax expense                                912,000                  189,000

Income tax (expense) benefit                                 (315,500)                 (57,900)
                                                       -----------------      -----------------

Net unrealized gains (losses)                        $        596,500       $          131,100
                                                       =================      =================


NOTE 5 - SEGMMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2001 and 2000:

                                                                                                    Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions          Total
                                                 ------------    -----------      ------------     ---------------     ------------

Net Interest Income:
     Nine months ended September 30, 2001      $      2,563     $         479    $       1,511    $           (874)   $       3,679
     Nine months ended September 30, 2000      $      2,418     $         488    $       1,543    $           (866)   $       3,583

Assets:
     September 30, 2001                        $    132,439     $      17,191    $      45,164    $        (47,737)   $     147,057
     December 31, 2000                         $    116,851     $      17,150    $      48,731    $        (42,918)   $     139,814


NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2001, the Company completed its repurchase of approximately 90,000 shares of common stock under the stock repurchase plan approved during November 2000. The weighted average price of the 90,000 shares purchased under the November plan was $7.29. During June 2001, the Company authorized the repurchase of up to 85,000 additional shares of common stock on the open market. Under this plan, the Company has repurchased 45,200 shares of common stock at a weighted average price of $8.76, or 93% of the Company's book value of $9.40 at September 30, 2001. During 2001, the Company has repurchased a total of 115,545 shares of common stock under both plans at a weighted average price of $8.03 per share, including 6,700 shares of common stock repurchased subsequent to September 30, 2001 at a weighted average price of $9.19 per share.

NOTE 7 - SUBSEQUENT EVENT

During October 2001, the Company declared a $.03 per share quarterly cash dividend on its common stock payable on Novermber 15, 2001 to shareholders of record on November 1, 2001.

During October 2001, the Company's Board of Directors approved a Dividend Reinvestment Plan ("DRIP Plan") whereby shareholders may elect to have cash dividends paid by the Company reinvested in its common stock, subject to certain limitations. Shareholders may also make optional cash payments to purchase additional shares of the Company's common stock. The DRIP Plan document details the plan and will be sent to each shareholder along with their November 15, 2001 dividend payment.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended September 30, 2001 was $343,900, compared to net income of $330,900 for the same period of the prior year. Net income for the nine months ended September 30, 2001 was $1.01 million, compared to net income of $928,600 for the 2000 period. Earnings throughout 2001 have been positively impacted by loan growth of approximately 10.0% and continued improvements in noninterest income, up 17.6% during the nine months ended September 30, 2001 as compared to the same period of 2000. Increases in deposit account and check card fees and in returns from investments made during recent years in nontraditional banking products continue to drive growth in noninterest income. This coupled with the Company's ability to maintain a 5.0% growth rate in noninterest expenses resulted in improved earnings for the quarter and nine months ended September 30, 2001.

Net Interest Income

Net interest income increased 1.8% to $1.27 million for the three months ended September 30, 2001, compared to $1.24 million for the same period in 2000, while net interest income increased 2.7% to $3.68 million for the nine months ended September 30, 2001, compared to $3.58 million during the September 2000 nine month period. The net interest margin decreased to 3.73% for the nine months ended September 30, 2001, as compared to 3.89% during the 2000 period, while the interest rate spread decreased to 3.05% from 3.19% for the same period of 2000. Average earning asset growth of $7.8 million during the September 2001 period as compared to the September 2000 period and reductions in nonperforming assets positively impacted net interest income. Average noninterest-bearing demand deposits increased to $10.5 million during the nine months ended September 30, 2001, as compared to $10.0 million during the September 2000 period, while average interest-bearing demand deposits and savings accounts increased 8.9%, or $2.9 million. Average higher costing time deposits increased 5.6%.

Interest income decreased 3.0% to $2.49 million for the three months ended September 30, 2001, compared to $2.57 million for the same period in 2000 in spite of a 10.0% increase in loans over the perior year. For the nine months ended September 30, 2001, interest income increased 3.8% to $7.54 million, compared to $7.26 million during the September 2000 nine month period. Declining yields on loans and investments contributed to the interest income decrease during the third quarter of 2001, despite increases in loan balances. For the nine months ended September 30, 2001, average loan balances increased $6.1 million and the Company experienced $86,000 in net recoveries of previously nonaccrual loan interest, resulting in improved interest income as compared to the 2000 period. Yields on securities decreased 37 basis points during the September 2001 nine month period as compared the the September 2000 period. A significant repricing of the Company's investment portfolio during a period of declining interest rates negatively impacted security yields.

Interest expense decreased 7.5% to $1.22 million for the three months ended September 30, 2001, compared to $1.32 million for the same period of 2000, while interest expense increased 5.0% to $3.86 million for the nine months ended September 30, 2001, compared to $3.68 million during the September 2000 nine month period. During the September 2001 quarter, the declining interest rate environment began to positively impact the Company's cost of funding. For the majority of 2001, funding costs had increased over 2000 levels despite the declining interest rate environment. This resulted from efforts by management during late 2000 to generate business and personal relationships through various deposit specials. Several of these deposit specials contained terms resulting in repricing dates that lagged the falling rate environment occurring during 2001. Average interest-bearing deposits increased by $6.9 million during the nine months ended September 30, 2001, as compared to the same period of 2000. However, the average rate on interest-bearing liabilities decreased from 4.60% during 2000 to 4.55% for the September 2001 period. Average borrowings from the Federal Home Loan Bank were flat for the September 2001 period, as compared to the same period of 2000.

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


                                Average Balances, Income and Expenses, Yields and Rates

                                                                  Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------
                                                            2001                                  2000
                                             ------------------------------------  -------------------------------------
                                              Average      Income/      Yield/      Average      Income/       Yield/
(In Thousands)                                Balance      Expense     Rate (2)     Balance      Expense      Rate (2)
                                             -----------  ----------  -----------  -----------  -----------  -----------
Assets:
       Securities (1)                           $35,737      $1,551        5.79%      $34,008       $1,571        6.16%
       Loans (net of unearned income):
             Real estate mortgage                45,259       2,752        8.11%       43,979        2,581        7.82%
             Real estate construction             1,374          92        8.93%          679           38        7.46%
             Commercial                          29,916       1,933        8.62%       28,015        1,875        8.92%
             Home equity lines                    6,955         422        8.09%        5,631          414        9.80%
             Consumer                            11,418         757        8.84%       10,564          736        9.29%
                                             -----------  ----------               -----------  -----------
                  Total loans                    94,922       5,956        8.37%       88,868        5,644        8.47%
       Interest-bearing deposits
             in other banks                       2,714          91        4.47%        2,721          129        6.32%
                                             -----------  ----------               -----------  -----------
                  Total earning assets          133,373       7,598        7.60%      125,597        7,344        7.80%
                                             -----------  ----------               -----------  -----------
       Less: allowance for loan losses           (1,201)                               (1,306)
       Total nonearning assets                    7,866                                 6,711
                                             -----------                           -----------
       Total assets                            $140,038                              $131,002
                                             ===========                           ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings               $36,338        $506        1.86%      $33,432         $629        2.51%
             Time deposits                       75,202       3,281        5.82%       71,215        2,971        5.56%
                                             -----------  ----------               -----------  -----------

                  Total interest-bearing
                  deposits                      111,540       3,787        4.53%      104,647        3,600        4.59%

       FHLB advances                              1,766          76        5.74%        1,865           78        5.58%
                                             -----------  ----------               -----------  -----------
                  Total interest-bearing
                  liabilities                   113,306       3,863        4.55%      106,512        3,678        4.60%
                                                          ----------                            -----------
       Non-interest bearing liabilities:
             Demand deposits                     10,540                                10,039
             Other liabilities                      621                                   232
                                             -----------                           -----------

       Total liabilities                        124,467                               116,783
       Stockholders' equity                      15,571                                14,219
                                             -----------                           -----------

       Total liabilities and stockholders'
             equity                            $140,038                              $131,002
                                             ===========                           ===========

       Net interest income (1)                               $3,735                                 $3,666
                                                          ==========                            ===========

       Interest rate spread (1)                                            3.05%                                  3.19%
       Net interest margin (1)                                             3.73%                                  3.89%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $56,000 and $80,000 for the nine months ended September 30, 2001 and 2000, respectively.

(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.


Noninterest Income

Noninterest income was $285,000 during the three months ended September 30, 2001, as compared to $239,000 for the same period in 2000, while noninterest income was $863,600 during the nine months ended September 30, 2001, as compared to $734,100 for the same period of 2000. This represented an increase of 19.2% and 17.6%, respectively, for the two periods. The improvement in noninterest income resulted from increases in deposit account and check card fees, and an improvement in revenues generated by the Bank's non deposit subsidiary, Shore Investments, Inc.

Provision for Loan Losses

Provision for loan losses was $58,500 for the three months ended September 30, 2001, as compared to $53,100 for the same period of 2000, while the provision for loan loss was $163,500 during the nine months ended September 30, 2001, as compared to $159,300 for the same period of 2000. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense

Noninterest expense was $987,300 during the three months ended September 30, 2001, as compared to $939,700 for the same period of 2000, while noninterest expense was $2.89 million during the nine months ended September 30, 2001, as compared to $2.76 million for the same period of 2000. This represented an increase of 5.1% and 4.7%, respectively, for the two periods. This increase resulted primarily from annual compensation adjustments and increases associated with normal growth of operating activities.

Financial Condition

During the nine months ended September 30, 2001, the Company's assets increased by $7.2 million from $139.8 million at December 31, 2000 to $147.1 million at September 30, 2001. Net loans grew $5.9 million and cash and investments increased $1.5 million during the period. The Company's increased loan demand during the period resulted primarily from additional experience gained by loan producers added during the last two years.

Deposits increased $13.5 million during the nine months ended September 30, 2001. Time deposits and demand deposit accounts increased by approximately $3.0 million and $10.5 million, respectively, during the period. The Company used this growth to pay the $7.0 million in short-term Federal Home Loan Bank advances outstanding at December 31, 2000 and to fund loan growth during the period.

Stockholders' equity was $16.0 million at September 30, 2001, compared to $15.4 million at December 31, 2000. Net income of $1.01 million and improvements in fair market values on available-for-sale securities were offset by the payment of $160,900 ($.09 per share) in common stock dividends and the repurchase of 108,845 shares of the Company's common stock at an average price of $7.67. During the period ended September 30, 2001, the Company completed the repurchase of 90,000 shares of common stock under it's stock repurchase plan approved during November 2000, and the Board authorized a second stock repurchase plan during June 2001 allowing for the repurchase of an additional 85,000 shares in the open market. Since authorizing the plan in June 2001, the Company has repurchased 45,200 shares at $8.76, or 93% of the Company's book value of $9.40 at September 30, 2001.

During October 2001, the Company declared a $.03 per share quarterly cash dividend on its common stock payable on Novermber 15, 2001 to shareholders of record on November 1, 2001.

During October 2001, the Company's Board of Directors approved a Dividend Reinvestment Plan ("DRIP Plan") whereby shareholders may elect to have cash dividends paid by the Company reinvested in its common stock, subject to certain limitations. The DRIP Plan document details the plan and will be sent to each shareholder along with their November 15, 2001 dividend payment.


Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $877,000 at September 30, 2001, compared to $1.27 million at December 31, 2000. As to nonaccrual loans existing at September 30, 2001, approximately $24,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. During the period ended September 30, 2001, the Company foreclosed on collateral relating to loans totaling approximately $267,000 to one borrower that were previously identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In conjunction with the foreclosure, the Company wrote down the related properties to their fair market value less estimated selling and other miscellaneous cost. Subsequent to September 30, 2001, the Company received a contract on one of these properties that would net more than the current carrying value of all the properties, assuming the contract is executed. At September 30, 2001, no other loans exist that management has identified as impaired.

At  September  30,  2001,  all  loans  60  days or  more  delinquent,  including nonperforming loans, totaled $703,000. In addition, other performing loans totaling $217,000 existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                                       Nonperforming Assets


                                                                 September 30,       December 31,
(In Thousands)                                                      2001                 2000
                                                                --------------      ---------------
Nonaccrual loans:
      Commercial                                              $             0   $               13
      Real estate mortgage                                                538                1,180
      Home equity lines of credit                                          23                   25
      Consumer                                                             61                   43
                                                                --------------      ---------------

      Total nonaccrual loans                                              622                1,261
Other real estate owned                                                   255                    5
                                                                --------------      ---------------

      Total nonperforming assets                              $           877   $            1,266
                                                                ==============      ===============

Loans past due 90 or more days
      accruing interest                                                    $0                   $0
Allowance for loan losses to
      nonaccrual loans                                                189.39%              105.95%
Nonperforming assets to period end
      loans and other real estate owned                                 0.89%                1.37%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                    Allowance for Loan Losses


                                                                 Nine Months Ended September 30,
                                                                -----------------------------------
(In Thousands)                                                      2001                 2000
                                                                --------------      ---------------
Balance, beginning of period                                  $         1,336   $            1,163
Loans charged off:
      Commercial                                                            0                    7
      Real estate mortgage                                                282                    0
      Consumer                                                             45                   24
                                                                --------------      ---------------

      Total loans charged-off                                             327                   31
                                                                --------------      ---------------

Recoveries:
      Commercial                                                            0                   38
      Real estate mortgage                                                  0                    0
      Consumer                                                              6                   14
                                                                --------------      ---------------

      Total recoveries                                                      6                   52
                                                                --------------      ---------------

Net recoveries (charge-offs)                                             (321)                  21
Provision for loan losses                                                 163                  159
                                                                --------------      ---------------

Balance, end of period                                        $         1,178   $            1,343
                                                                ==============      ===============

Allowance for loan losses to loans
      outstanding at end of period                                      1.20%                1.50%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                              189.39%              155.08%

Net charge-offs to average loans
      outstanding during period                                        -0.34%                0.02%


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

At September 30, 2001, the Company had outstanding loan and line of credit commitments of $18.0 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2001 amounted to $49.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $5.4 million for the nine months ended September 30, 2001, compared to a decrease of $745,500 for the nine months ended September 30, 2000. Net cash provided by operating activities was $1.51 million for the nine months ended September 30, 2001, compared to $1.20 million during the same period of 2000. The fluctuations in amounts during these periods resulted primarily from increased net income and other normal operating activities.

Net cash used by investing activities was $1.40 million during the nine months ended September 30, 2001, compared to $11.04 million for the nine months ended September 30, 2000. The reduction in these amounts resulted primarily from an increase in investment maturities and calls during 2001. Although the Company experienced an increase in loan funding activities during 2001, deposit growth did not result in enough excess liquidity to fund significant investment activities beyond the funding of loans.

Net cash provided by financing activities was $5.33 million for the nine months ended September 30, 2001, compared to $9.10 million for the nine months ended September 30, 2000. The fluctuations in amounts during these periods were primarily the result of an increase in repayments of borrowings with the Federal Home Loan Bank and the repurchase of 108,845 shares of common stock during the September 2001 period, as compared to the September 2000 period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2001, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2001 and December 31, 2000.


                                          Analysis of Capital

                                                                   September 30,        December 31,
(In Thousands)                                                         2001                 2000
                                                                 ------------------  -------------------
Tier 1 Capital:
       Common stock                                               $            563     $            599
       Additional paid-in capital                                            2,758                3,556
       Retained earnings                                                    12,491               11,641
       Comprehensive income (loss)                                             236                 (361)
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           16,048               15,435
       Less: Intangibles                                                       (31)                 (34)
       Net unrealized (gain) loss on securities                               (236)                 361
       Net unrealized losses on equity securities                             (177)                (213)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           15,604               15,549


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,178                1,099
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         16,782     $         16,648
                                                                 ==================  ===================

Risk-weighted assets                                              $         98,921     $         90,165

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      15.77%               17.24%
       Total risk-based capital ratio                                       16.96%               18.46%
       Tier 1 capital to average adjusted
             total assets                                                   11.14%               11.74%



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

The following table presents the Company's interest sensitivity position at September 30, 2001 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                               Interest Sensitivity Analysis

                                                                              September 30, 2001
                                       ------------------------------------------------------------------------------------------
                                            With-in              91-365              1 to 5              Over
(In Thousands)                              90 Days               Days                Years             5 Years           Total
                                       --------------      ---------------     ----------------     ------------      -----------
Interest-Earning Assets:
      Loans (1)                        $     10,800        $      18,774       $       44,555       $   24,316        $  98,445
      Securities                              6,680                4,177               21,861            2,080           34,798
      Money market and other
          short term securities               5,917                    0                    0                0            5,917
                                       --------------      ---------------     ----------------     ------------      -----------

      Total earning assets             $     23,397        $      22,951       $       66,416       $   26,396        $ 139,160
                                       ==============      ===============     ================     ============      ===========
      Cummulative earning assets       $     23,397        $      46,348       $      112,764       $  139,160        $ 139,160
                                       ==============      ===============     ================     ============      ===========


Interest-Bearing Liabilities:
      Money market savings                    8,802                    0                    0                0            8,802
      Interest checking (2)                       0                    0               16,186                0           16,186
      Savings (2)                                 0                    0               15,135                0           15,135
      Certificates of deposit                19,874               29,779               23,381            3,001           76,035
      FHLB advances                               0                    0                    0              833              833
                                       --------------      ---------------     ----------------     ------------      -----------

      Total interest-bearing
          liabilities                  $     28,676        $      29,779       $       54,702       $    3,834        $ 116,991
                                       ==============      ===============     ================     ============      ===========
      Cummulative interest-bearing
          liabilities                        28,676               58,455              113,157          116,991          116,991
                                       ==============      ===============     ================     ============      ===========

      Period gap                       $     (5,279)       $      (6,828)      $       11,714       $   22,562        $  22,169
      Cummulative gap                  $     (5,279)       $     (12,107)      $         (393)      $   22,169        $  22,169
      Ratio of cummulative interest-
          earning assets to interest-
          bearing liabilities                 81.59%               79.29%               99.65%          118.95%          118.95%
      Ratio of cummulative gap to total
          earning assets                      -3.79%               -8.70%               -0.28%           15.93%           15.93%


(1) Includes nonaccrual loans of $622,000, which are included in the 1 to 5 years category.

(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.


Recent Accounting Pronouncements

In July 2001, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. The bulletin expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. Management does not expect this bulletin to have a material impact on the Company's financial statements.

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

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which for most companies will be January 1, 2002. Management will assess the impact, if any, of this statement on the Company's financial statements, but does not expect its adoption to significantly affect financial condition or results of operations.

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


/s/ Scott C. Harvard                                          November 9, 2001
-------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                          November 9, 2001
-------------------------------------------------------------
Steven M. Belote
Treasurer and
Chief Financial Officer