Form 10KSB
period 2001-12-31
SHORE FINANCIAL CORP
filed 2002-03-27
CIK 1045690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                      For the year ended December 31, 2001

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
                           ---------------------------

            Virginia                                   54-1873994
       -------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S Employer
     incorporation or organization)               Identification No.)

           25253 Lankford Highway, Onley, VA              23418
       -------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

         Issuer's telephone number, including area code: (757) 787-1335

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($0.33 par value)
                         -----------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's Revenues for its most recent fiscal year $11,169,000.

On March 1, 2002, the aggregate market value of the 1,697,667 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $16.3 million. This figure is based on the closing price of $9.62 per share of the Registrant's Common Stock on March 1, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2002:

                         Class                   Outstanding at March 1, 2002
     ---------------------------------------------------------------------------
               Common Stock, $0.33 par value               1,697,667

     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2001 Annual Report to the Shareholders are incorporated by reference in Part II hereof.
(2) Portions of Registrant's 2002 Proxy Statement are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format          Yes       No    X
                                                                     -----

                                     PART I
                                     ------

         This Form 10-KSB, including information incorporated by reference into this Form 10-KSB, contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Item 1.
------

                             DESCRIPTION OF BUSINESS

General

         Shore Financial Corporation (the "Company") is a Virginia corporation organized in September 1997 by Shore Bank (the "Bank") for the purpose of becoming a unitary holding company of the Bank. The Company's assets consist of its investment in the Bank and approximately $3.7 million in cash and other investments. The business and management of the Company consists primarily of the business and management of the Bank. The Bank is a Virginia chartered, Federal Reserve member commercial bank whose predecessor began business in 1961. The Company and the Bank are headquartered in Onley, Virginia. The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 21% market share of the banking deposits in the Accomack and Northampton Counties in Virginia, based on June 30, 2001 regulatory information. At December 31, 2001, the Company had assets of $142.9 million, bank deposits of $125.3 million and stockholders equity of $16.3 million.

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

         The Company also offers other services that complement the core financial services offered by the Bank. The Company has an affiliate relationship with the only independent trust company in Eastern Virginia that provides a vehicle to offer trust and asset management services within the Bank's markets. The Bank's subsidiary, Shore Investments, Inc. ("Shore Investments"), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the Bank's banking centers. Shore Investments has also invested in a Virginia title insurance company that enables it to offer title insurance policies to the Bank's real estate loan customers.

         The Bank delivers its banking services through seven branch offices. The Bank provides administrative support to its branch network through an operations center located in Accomac, Virginia. The facility houses the Bank's item processing and check imaging functions and enables the Bank to better serve the Bank's branch network and provide improved customer service. Sixty-eight dedicated employees staff the Bank's facilities.

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

         The Eastern Shore of Virginia is 20 miles by bridge and tunnel from Hampton Roads, Virginia (Norfolk, Virginia Beach, Portsmouth, Hampton), one of the largest population centers in the country. Tourism and agriculture, along with poultry and seafood processing are the predominant industries on the Eastern Shore. The Nature Conservancy, caretaker of 47,000 acres of ecologically significant real estate, has recently begun limited development while also acting as a catalyst for compatible development in the area.

         In Northampton County an Eco-Industrial Park exists adjacent to a deep-water port with railroad access. The park is a model for environmentally friendly industrial development. In addition, a 3,000 unit gated community opened in spring 2001, which includes an Arnold Palmer designed golf course, with plans existing for a second course designed by another golf legend Jack Nicklaus.

         Accomack County Virginia is the home of NASA's Wallops Island Space Facility and the Virginia Space Port Authority as well as the tourist destinations of Chincoteague Island and The Assateague National Wildlife Refuge that draws over one million visitors annually.

         The Bank also has two banking offices in Salisbury, Maryland, the crossroads of the DELMARVA Peninsula. Approximately 175,000 people live within a 30-mile radius of Salisbury, which is the regional hub for industry, commerce, health care, recreation and the arts. Salisbury is home to Perdue Farms, Peninsula Regional Medical Center, and Salisbury University, and its fastest growing industrial sector is the microwave or wireless communications industry. Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

         The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, having convenient business hours, and by marketing its position as the only locally-owned independent bank on the Eastern Shore of Virginia, and one of four in Salisbury/Wicomico, Maryland.

Credit Policies

         The principal risk associated with each of the categories of loans in the Bank's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. The Bank employs extensive written policies and procedures to mitigate credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank's policies.

         In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2001, commitments to extend credit totaled $22.1 million.

         One-to-Four Family Residential Real Estate Lending. The Bank's primary lending program has been the origination of loans secured by one-to-four family residences, virtually all of which have been located in its market area. At December 31, 2001, one-to-four family real estate loans aggregated $47.2 million or 44.8% of the Bank's gross loans. The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one or three years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages on a more restrictive basis. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages ("ARMs") may increase due to the upward adjustment of interest costs to borrowers.

         Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2001, construction loans outstanding were $1.05 million, or 1.0%, of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices. At December 31, 2001, commercial real estate loans aggregated $26.4 million or 25.0% of the Bank's gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 3 years, with either a balloon feature or an additional rate increase feature. Commercial real estate loans made by the Bank generally amortize over 5 to 15 years and may have a call provision of 3 or 5 years. The Bank's commercial real estate loans are secured by properties in its market area.

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

         Commercial Loans. At December 31, 2001, commercial loans aggregated $10.1 million or 9.6% of the Bank's gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

         Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 2001, the Bank had consumer loans of $20.6 million or 19.5% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $75,000. The Bank originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

Employees

         At December 31, 2001, the Bank had 57 full-time and 11 part-time employees. The Bank considers relations with its employees to be good.

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

         Activities Obligations and Restrictions. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.

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

The Bank

         General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission's ("SCC") Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank's operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. The SCC completed its most recent examination in September 2001. In June 2000, the Federal Reserve completed a compliance examination of the Bank. Federal and state laws preclude the Bank from disclosing the results of these examinations.

         Insurance of Accounts. The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Savings Association Insurance Fund ("SAIF"). However, a portion of the Bank's deposits is subject to assessments imposed by the Bank Insurance Fund ("BIF"). The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from zero ($2,000 minimum) to 0.27 percent of a bank's average assessment base, depending on the institutions capital position and other supervisory factors.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2001, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.82%, 12.45% and 8.81%, respectively.

         Capital Distributions. The Bank is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve member banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

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

     GLBA, and certain new regulations issued by federal banking agencies, also provide new protections against the transfer and use by financial institutions of consumers' nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

     Many of GLBA's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2001. Neither the provisions of GLBA nor the act's implementing regulations, as proposed or adopted, have a material impact on the Company's or the Bank's regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

Item 2.
-------

                             DESCRIPTION OF PROPERTY

     The main office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2004, with three remaining five-year renewals. During February 1999, the Company entered into a five-year lease agreement (with two five-year renewals) to lease commercial office space that accommodates the Company's administrative operations and the Bank's item processing function. The Bank operates six other banking offices (4 in Virginia and 2 in Salisbury, Maryland), with all but the downtown Salisbury branch being owned free of any encumbrances. The Bank leases the downtown Salisbury branch location under an agreement expiring in 2002, with three five-year renewals.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.
-------

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information included under "Market for Registrant's Common Stock and Related Stockholder Matters" appearing on page 57 of the 2001 Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

Item 6.
-------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The information included under "Selected Financial Highlights" appearing on page 3 of the Annual Report and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of the Annual Report are incorporated herein by reference.

Item 7.
-------

                              FINANCIAL STATEMENTS

     The Consolidated Financial Statements and the notes thereto on pages 26 through 56 of the Annual Report are incorporated herein by reference.

Item 8.
-------

    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                   DISCLOSURE

         None.

                                    PART III

Item 9.
-------

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                       SECTION 16(a) OF THE EXCHANGE ACT

     The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

                   Name          Age          Position
         ----------------------  ---      ---------------------------------

            Steven M. Belote         36        Vice President and Secretary of
                                               the Company; Senior Vice
                                               President and Chief Financial
                                               Officer of the Bank


Item 10.
--------

                             EXECUTIVE COMPENSATION

Item 11.
--------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.
--------

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than as specified above, and pursuant to General Instructions E (3), the information called for by Part III, Items 9. through 12., is incorporated herein by reference from the Company's definitive proxy statement ("proxy statement") for the Company's Annual Meeting of Shareholders to be held on April 16, 2002, which definitive proxy statement was filed with the Commission pursuant to Rule 14a-6 on March 15, 2002.

                                     PART IV

Item 13.
---------

                              EXHIBITS AND FORM 8-K

(a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

   No.                         Description
---------------------------------------------------------------------------

          3.1    Articles of Incorporation of Registrant.*

          3.2    Bylaws of Registrant.*

         10.1    Company's Incentive Stock Option Plan.*

         10.2 Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

         10.3    Management Continuity Agreement between the Company and Scott
                 C. Harvard.***

         11.0    Earnings Per Share Computation. **

         13.0    2001 Annual Report to Shareholders.

         21.0 Subsidiaries of the Registrant -- Reference is made to "Item 1. Description of Business" for the required information.

     _____________________

* Incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

** Information required herein is incorporated by reference from Note 15 on page 52 of the financial statements attached hereto to this Form 10-KSB.

*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

  (b)  Reports on Form 8-K.
       None.

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

                                           Dated: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Signature                      Capacity                   Date
                      --------------------------------------------------------------
/s/ Henry P. Custis, Jr.                     Chairman of the Board and               March 26, 2002
--------------------------------------------
Henry P Custis, Jr.                          Director

/s/ Scott C. Harvard                         President (Principal Executive          March 26, 2002
--------------------------------------------
Scott C. Harvard                             Officer) and Director

/s/ Steven M. Belote                         Vice President (Principal               March 26, 2002
--------------------------------------------
Steven M. Belote                             Financial and Accounting Officer)

/s/ Terrell E. Boothe                        Director                                March 26, 2002
--------------------------------------------
Terrell E. Boothe

/s/ D. Page Elmore                           Director                                March 26, 2002
--------------------------------------------
D. Page Elmore

/s/ Richard F. Hall, III                     Director                                March 26, 2002
--------------------------------------------
Richard F. Hall, III

/s/ Lloyd J. Kellam, III                     Director                                March 26, 2002
--------------------------------------------
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury                     Director                                March 26, 2002
--------------------------------------------
L. Dixon Leatherbury

/s/ A. Jackson Mason                         Director                                March 26, 2002
--------------------------------------------
A. Jackson Mason