Form 10QSB
period 2002-03-31
SHORE FINANCIAL CORP
filed 2002-05-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


___X___ QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
               For the quarterly period ended March 31, 2002

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                          SHORE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Virginia                                   54-1873994
----------------------------------------             ------------------------
     (State or other jurisdiction                      (I.R.S. Empolyer
     of incorporation or organization)                 Identification Number)

       25253 Lankford Highway
          Onley, Virginia                                   23418
----------------------------------------             ----------------------
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

Number of shares of Common Stock outstanding as of May 10, 2002:  1,693,817

Transitional Small Business Disclosure Format:  Yes______ No___X___

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                              Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001

          Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

          Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2002

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

                                   SIGNATURES



                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition



                                                                      March 31,         December 31,
                                                                        2002                2001
--------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                            ASSETS

Cash (including interest - earning deposits of
     approximately $7,029,000 and $4,890,000, respectively)     $       12,886,700     $      6,605,900
Investment securities:
     Held to maturity (fair value of $2,968,500 and
        $2,007,500, respectively)                                        2,987,700            1,999,700
     Available for sale (amortized cost of $27,276,600 and
        $25,175,200, respectively)                                      27,235,400           25,422,300
     Federal Home Loan Bank stock, at cost                                 542,700              510,500
     Federal Reserve Bank stock, at cost                                   124,800              124,800
Loans receivable, net                                                  105,357,500          104,095,800
Premises and equipment, net                                              3,034,200            2,778,500
Real estate owned                                                           41,000                    -
Accrued interest receivable                                                991,100              981,400
Prepaid expenses and other assets                                          441,200              332,300
                                                                ----------------------------------------

                                                                $      153,642,300     $    142,851,200
                                                                ========================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $      135,803,000     $    125,313,700
Advances from Federal Home Loan Bank                                       800,000              816,700
Advance payments by borrowers for taxes
     and insurance                                                         266,200              198,400
Accrued interest payable                                                    39,900               27,000
Accrued expenses and other liabilities                                     351,400              234,600
                                                                ----------------------------------------
           Total liabilities                                           137,260,500          126,590,400
                                                                ----------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                              -                    -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,692,667 and 1,697,667 shares
        issued and outstanding, respectively                               558,600              560,200
     Additional capital                                                  2,630,500            2,677,200
     Retained earnings, substantially restricted                        13,217,700           12,859,600
     Accumulated other comprehensive income (loss)                         (25,000)             163,800
                                                                ----------------------------------------
           Total stockholders' equity                                   16,381,800           16,260,800
                                                                ----------------------------------------

                                                                $      153,642,300     $    142,851,200
                                                                ========================================


              The accompanying notes are an integral part of these financial statements.



                      SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Income



                                                       Three Months Ended March 31,
                                                   --------------------------------------
                                                         2002                2001
-----------------------------------------------------------------------------------------
Interest and dividend income
     Loans                                         $       1,924,000   $       1,981,700
     Investments
        Taxable interest                                     309,400             491,900
        Tax-exempt interest                                   34,300              38,100
        Dividends                                             34,000              34,500
                                                   --------------------------------------
           Total interest and dividend income              2,301,700           2,546,200
                                                   --------------------------------------

Interest expense
     Deposits                                                930,600           1,306,000
     FHLB advances                                            11,900              50,700
                                                   --------------------------------------
        Total interest expense                               942,500           1,356,700
                                                   --------------------------------------

Net interest income                                        1,359,200           1,189,500

Provision for loan losses                                     76,100              58,500
                                                   --------------------------------------

Net interest income after
     provision for loan losses                             1,283,100           1,131,000
                                                   --------------------------------------

Noninterest income
     Deposit account fees                                    220,800             191,900
     Loan fees                                                46,000              33,700
     Commissions on investment brokerage sales                16,100               7,100
     Other                                                    46,200              35,400
                                                   --------------------------------------
        Total noninterest income                             329,100             268,100
                                                   --------------------------------------

Noninterest expense
     Compensation and employee
        benefits                                             472,800             454,100
     Occupancy and equipment                                 265,700             247,500
     Data processing                                         118,400             106,100
     Advertising                                              19,100              13,000
     Federal insurance premium                                 6,000               5,800
     Other                                                   128,700             102,300
                                                   --------------------------------------
        Total noninterest expense                          1,010,700             928,800
                                                   --------------------------------------

Income before income taxes                                   601,500             470,300

Income taxes                                                 192,500             150,500
                                                   --------------------------------------

Net income                                         $         409,000   $         319,800
                                                   ======================================

Cash Dividends Declared Per Share                  $            0.03   $            0.09
                                                   ======================================

Earnings Per Common Share:
        Basic                                      $            0.24   $            0.18
                                                   ======================================

        Diluted                                    $            0.24   $            0.18
                                                   ======================================



       The   accompanying   notes  are  an  integral  part  of  these  financial
statements.



                              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statement of Stockholders' Equity


Three Months Ended March 31, 2002
----------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                  Other
                              Number of   Common     Additional    Retained    Comprehensive
                               Shares      Stock      Capital      Earnings    Income (Loss)     Total
                              --------- ----------  -----------  ------------ -------------  ------------
Balance, December 31, 2001    1,697,667   $560,200    $2,677,200   $12,859,600  $   163,800    $16,260,800

Common stock cash dividend
    declared                      -           -             -          (50,900)        -           (50,900)

Repurchase of common stock      (5,000)     (1,600)      (46,700)         -            -           (48,300)

Comprehensive income              -           -             -          409,000     (188,800)       220,200
                               ----------------------------------------------------------------------------


Balance, March 31, 2002       1,692,667   $558,600    $2,630,500   $13,217,700  $   (25,000)   $16,381,800
                              ============================================================================







               The accompanying notes are an integral part of these financial statements.


                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows



                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2002          2001
-------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                      $    409,000    $  319,800
    Adjustments to reconcile to net cash
      provided by operating activities:
         Provision for loan losses                        76,100        58,500
         Depreciation and amortization                    77,400        80,200
         Amortization of premium and accretion
           of discount on securities, net                 17,200       (79,800)
         Loss on disposal of fixed assets                  2,000             -
         Change in net deferred loan fees                (12,800)        1,800
         (Increase) decrease in other assets             (20,400)       66,400
         Increase in other liabilities                   197,500       330,700
                                                    ---------------------------
    Net cash provided by operating activities            746,000       777,600
                                                    ---------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities         (2,239,000)      (29,400)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                      120,100     3,073,000
    Purchase of held-to-maturity securities           (2,986,200)   (1,185,200)
    Proceeds from maturities, prepayments and calls
      of held-to-maturity securities                   2,000,000     2,000,000
    Purchase of Federal Home Loan Bank stock             (32,200)      (18,700)
    Loan originations, net of repayments              (1,366,000)   (1,390,400)
    Purchase of premises and equipment                  (335,100)      (14,600)
                                                    ---------------------------
    Net cash (used) provided by investing activities  (4,838,400)    2,434,700
                                                    ---------------------------



                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2002       2001
-------------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in demand deposits                    8,038,600     2,689,700
    Net increase in time deposits                      2,450,700     2,530,700
    Proceeds from FHLB advances                        1,500,000     7,000,000
    Repayments of FHLB advances                       (1,516,700)  (14,118,100)
    Repurchase of common stock                           (48,300)     (260,300)
    Payment of dividend on common stock                  (50,900)     (161,600)
                                                    ---------------------------
    Net cash provided (used) by financing activities  10,373,400    (2,319,600)
                                                    ---------------------------

Increase in cash and cash equivalents                  6,281,000       892,700

Cash and cash equivalents, beginning of period         6,605,900     5,096,300
                                                    ---------------------------

Cash and cash equivalents, end of period            $ 12,886,900    $5,989,000
                                                    ===========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest        $    929,600    $1,377,800
    Cash paid during the period for income taxes    $     25,000    $     -

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                           $     41,000    $  319,200


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2002 and 2001.


                                                   Three Months Ended March 31,
                                               -------------------------------------
                                                    2002                 2001
                                               ----------------     ----------------

Net income (numerator, basic and diluted)    $         409,000    $         319,800
Weighted average shares outstanding
(denominator)                                        1,696,300            1,795,200
                                               ----------------     ----------------

Earnings per common share - basic            $            0.24    $            0.18
                                               ================     ================

Effect of dilutive securities:

Weighted average shares outstanding                  1,696,300            1,795,200
Effect of stock options                                  6,600                    -
                                               ----------------     ----------------
Diluted average shares outstanding
(denominator)                                        1,702,900            1,795,200
                                               ----------------     ----------------

Earnings per common share -
assuming dilution                            $            0.24    $            0.18
                                               ================     ================



The effect of potentially dilutive securities was not used to compute dilutive earnings per share for the three months ended March 31, 2001 because the effect would have been anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2002 and 2001:

                                                            Three Months Ended March 31,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Net income                                           $        409,000       $          319,800
Other comprehensive (loss) income                            (188,800)                 259,400
                                                       ---------------        -----------------

Total comprehensive income                           $        220,200       $          579,200
                                                       ===============        =================


The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2002 and 2001.


                                                         Three Months Ended March 31,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Unrealized gains on securities:
Unrealized holding (losses) gains
      arising during the period                      $       (287,000)      $          398,000
Less: reclassification adjustment
      for gains included in income                                  -                        -
                                                       -----------------      -----------------

Total other comprehensive (loss) income
     before income tax benefit (expense)                     (287,000)                 398,000

Income tax benefit (expense)                                   98,200                 (138,600)
                                                       -----------------      -----------------

Net unrealized (loss) gain                           $       (188,800)      $          259,400
                                                       =================      =================



NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2002 and 2001:

                                                                                      Elimination of
                                                                                      Intersegment
(In thousands)                            Virginia      Maryland         Other        Transactions      Total
                                         ----------    ----------      ----------     --------------   ---------

Net Interest Income:
    Three months ended March 31, 2002   $       994   $       169    $       367    $        (171)  $     1,359
    Three months ended March 31, 2001   $       809   $       146    $       512    $        (278)  $     1,190

Assets:
    March 31, 2002                      $   135,406   $    20,727    $    41,691    $     (44,182)  $   153,642
    December 31, 2001                   $   130,426   $    19,060    $    33,641    $     (40,276)  $   142,851



NOTE 6 - SUBSEQUENT EVENT

During April 2002, the Company declared a $0.03 per share quarterly cash dividend on its common stock payable on May 1, 2002 to shareholders of record on April 15, 2002.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2002 was $409,000, compared to net income of $319,800 for the same period of the prior year. Loan growth of 14.2% and a 22.8% increase in noninterest income over the March 2001 period positively impacted current period earnings. The lower interest rate environment and increased loan officer production continued to drive loan growth, while increases in deposit account and check card fees and in income generated the Bank's nondeposit subsidiary, Shore Investments, Inc., continued to propel noninterest income growth. This coupled with the Bank's ability to maintain a strong credit quality in its loan portfolio and to sustain its net interest margin resulted in improved earnings for the March 2002 period.

Net Interest Income

Net interest income increased 14.3% to $1.36 million for the three months ended March 31, 2002, compared to $1.19 million for the same period in 2001. The net interest margin increased to 3.94% for the three months ended March 31, 2002, as compared to 3.72% during the 2001 period, while the interest rate spread increased to 3.43% from 2.99% for the same period of 2001. Average earning asset growth of $9.5 million during the March 2002 period as compared to the March 2001 period and reductions in nonperforming assets positively impacted net interest income. Average noninterest-bearing demand deposits increased 33.7% to $12.7 million during the three months ended March 31, 2002, as compared to $9.5 million during the March 2001 period, while average interest-bearing demand deposits and savings accounts increased 26.7%, or $8.8 million. Average higher costing time deposits were flat during the March 2002 period as compared to the prior year.

Interest income decreased 9.8% to $2.30 million for the three months ended March 31, 2002, compared to $2.55 million for the same period in 2001, primarily due to lower yields on loans and securities as compared to the prior year. Yields on loans and investment securities decreased 134 basis points and 94 basis points, respectively, while average loans increased $13.9 million and average securities decreased $7.9 million as compared to the March 2001 period.

Interest expense decreased 30.5% to $942,500 for the three months ended March 31, 2002, compared to $1.36 million for the same period of 2001. During 2001, the declining interest rate environment began to positively impact the Company's cost of funding. For the majority of 2001 through March 2002, deposit and borrowing costs decreased significantly, resulting in a postive offset to declining earning asset yields and improved earnings. Average interest-bearing deposits increased by $8.9 million during the three months ended March 31, 2002, as compared to the same period of 2001. However, the average rate on interest-bearing deposits decreased from 4.86% during 2001 to 3.20% for the March 2002 period. Additionally, average borrowings from the Federal Home Loan Bank decreased $2.5 million during the March 2002 period when compared to 2001 as a result of liquidity management steps taken during 2001 to limit the need for these borrowings.

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


                         Average Balances, Income and Expenses, Yields and Rates

                                                              Three Months March 31,
                                        -------------------------------------------------------------------
                                                       2002                               2001
                                        ---------------------------------  --------------------------------
                                         Average    Income/     Yield/     Average     Income/     Yield/
(In Thousands)                           Balance    Expense    Rate (2)    Balance     Expense    Rate (2)
                                        ----------  ---------  ----------  ---------  ----------  ---------
Assets:
       Securities (1)                      28,648        378       5.27%     36,574         568      6.21%
       Loans (net of unearned income):
            Real estate mortgage           47,928        880       7.35%     45,442         923      8.12%
            Real estate construction        1,437         22       6.12%      1,153          25      8.67%
            Commercial                     36,622        672       7.33%     28,149         625      8.88%
            Home equity lines               9,227        117       5.07%      6,725         159      9.46%
            Consumer                       11,212        233       8.31%     11,021         250      9.07%
                                        ----------  ---------              ---------  ----------
                Total loans               106,426      1,924       7.23%     92,490       1,982      8.57%
       Interest-bearing deposits
            in other banks                  4,627         18       1.56%      1,091          16      5.87%
                                        ----------  ---------              ---------  ----------
                Total earning assets      139,701      2,320       6.64%    130,155       2,566      7.89%
                                        ----------  ---------              ---------  ----------
       Less: allowance for loan losses     (1,346)                           (1,292)
       Total nonearning assets              8,907                             7,512
                                        ----------                         ---------
       Total assets                       147,262                           136,375
                                        ==========                         =========

Liabilities
       Interest-bearing deposits:
            Checking and savings           42,032        125       1.19%     33,187         208      2.51%
            Time deposits                  74,323        806       4.34%     74,246       1,098      5.92%
                                        ----------  ---------              ---------  ----------

                Total interest-bearing
                deposits                  116,355        931       3.20%    107,433       1,306      4.86%

       FHLB advances                          976         12       4.92%      3,453          51      5.91%
                                        ----------  ---------              ---------  ----------
                Total interest-bearing
                liabilities               117,331        943       3.21%    110,886       1,357      4.90%
                                                    ---------                         ----------
       Non-interest bearing liabilities:
            Demand deposits                12,707                             9,484
            Other liabilities                 728                               509
                                        ----------                         ---------

       Total liabilities                  130,766                           120,879
       Stockholders' equity                16,496                            15,496
                                        ----------                         ---------

       Total liabilities and stockholders'
            equity                        147,262                           136,375
                                        ==========                         =========

       Net interest income (1)                         1,377                              1,209
                                                    =========                         ==========

       Interest rate spread (1)                                    3.43%                             2.99%
       Net interest margin (1)                                     3.94%                             3.72%

       (1)   Tax equivalent basis. The tax equivalent adjustment to net interest income was $18,000 and $20,000 for the three months ended March 31,
             2002 and 2001, respectively.
       (2)   Yield  and  rate   percentages   are  all   computed   through  the
             annualization  of interest  income and  expense  divided by average daily balances based on amortized costs.


Noninterest Income

Noninterest income was $329,100 during the three months ended March 31, 2002, as compared to $268,100 for the same period in 2001, representing a 22.3% increase over the prior period. The improvement in noninterest income resulted from increases in deposit account and check card fees, and an improvement in revenues generated by the Bank's non deposit subsidiary, Shore Investments, Inc.

Provision for Loan Losses

Provision for loan losses was $76,100 for the three months ended March 31, 2002, as compared to $58,500 for the same period of 2001. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense

Noninterest expense was $1.01 million during the three months ended March 31, 2002, as compared to $928,800 for the same period of 2001, representing an 8.8% increase over the March 2001 quarter. This increase resulted primarily from annual compensation adjustments and increases associated with normal growth of operating activities.

Financial Condition

During the three months ended March 31, 2002, the Company's assets increased by $10.7 million from $142.9 million at December 31, 2001 to $153.6 million at March 31, 2002. Net loans grew $1.3 million and cash and investments increased $9.1 million during the period. Continued improvements in the commercial loan area, increased loan officer production and the low interest rate environment contributed to loan growth, while excess liquidity generated by deposit growth drove investment security growth.

Deposits increased $10.5 million during the three months ended March 31, 2002. Interest-bearing and noninterest-bearing demand deposits grew $6.8 million and $1.3 million, respectively, during the period, while time deposits increased $2.5 million during the period. Federal Home Loan Bank advances outstanding were flat during the period.

Stockholders' equity was $16.4 million at March 31, 2002, compared to $16.3 million at December 31, 2001. Net income of $409,000 offset declines in the fair market values of available-for-sale securities, the payment of $50,900 ($0.03 per share) in common stock dividends and the repurchase of 5,000 shares of the Company's common stock at an average price of $9.66.

During April 2002, the Company declared a $0.03 per share quarterly cash dividend on its common stock payable on May 1, 2002 to shareholders of record on April 15, 2002.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $295,000 at March 31, 2002, compared to $533,000 at December 31, 2001. As to nonaccrual loans existing at March 31, 2002, approximately $7,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. During the period ended March 31, 2002, the Company foreclosed on collateral relating to loans totaling approximately $300,000 to one borrower that were previously in nonaccrual status, resulting in the full recovery of nonaccrual interest, late charges and selling costs. At March 31, 2002 and December 31, 2001, no significant loans exist that management has identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures..

At March 31, 2002, all loans 60 days or more delinquent, including nonperforming loans, totaled $300,000. In addition, other performing loans totaling $987,000 existed that have documentation deficiencies or other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

                                        Nonperforming Assets


                                                                  March 31,           December 31,
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------
Nonaccrual loans:
      Commercial                                              $              -    $                -
      Real estate mortgage                                                 191                   453
      Home equity lines of credit                                            -                    22
      Consumer                                                              63                    58
                                                                ---------------     -----------------

      Total nonaccrual loans                                               254                   533
Other real estate owned                                                     41                     -
                                                                ---------------     -----------------

      Total nonperforming assets                              $            295    $              533
                                                                ===============     =================

Loans past due 90 or more days
      accruing interest                                                      -                     -
Allowance for loan losses to
      nonaccrual loans                                                 548.03%               248.78%
Nonperforming assets to period end
      loans and other real estate owned                                  0.28%                 0.51%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.

                                     Allowance for Loan Losses


                                                                  Three Months Ended March 31,
                                                                -------------------------------------
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------

Balance, beginning of period                                  $          1,326    $            1,336
Loans charged off:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                  (230)
      Consumer                                                             (11)                  (45)
                                                                ---------------     -----------------

      Total loans charged-off                                              (11)                 (275)
                                                                ---------------     -----------------

Recoveries:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                     -
      Consumer                                                               1                     1
                                                                ---------------     -----------------

      Total recoveries                                                       1                     1
                                                                ---------------     -----------------

Net recoveries (charge-offs)                                               (10)                 (274)
Provision for loan losses                                                   76                    59
                                                                ---------------     -----------------

Balance, end of period                                        $          1,392    $            1,121
                                                                ===============     =================

Allowance for loan losses to loans
      outstanding at end of period                                       1.31%                 1.20%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                               548.03%               121.06%

Net charge-offs to average loans
      outstanding during period                                         -0.01%                -0.30%



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

At March 31, 2002, the Company had outstanding loan and line of credit commitments of $25.0 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2002 amounted to $50.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $6.3 million for the three months ended March 31, 2002, compared to an increase of $892,700 for the three months ended March 31, 2001. Net cash provided by operating activities was $746,000 for the three months ended March 31, 2002, compared to $777,600 during the same period of 2001.

Net cash used by investing activities was $4.8 million during the three months ended March 31, 2002, compared to net cash provided by investing activities of $2.4 million for the three months ended March 31, 2001. The fluctuation in these amounts resulted primarily from an increase in liquidity created by deposit growth during 2002.

Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2002, compared to net cash used by financing activities of $2.3 million for the three months ended March 31, 2001. The fluctuations in amounts during these periods were primarily the result of an increase in repayments of borrowings with the Federal Home Loan Bank and increased stock repurchase activity during the March 2001 period and a quarterly dividend payment during the March 2002 period versus an annual dividend payment during the March 2001 period.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the quarter ended March 31, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. At March 31, 2002, the Bank's retained earnings available for the payment of dividends was $900,000. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2002 and December 31, 2001.


                              Analysis of Capital

                                                                     March 31,          December 31,
(In Thousands)                                                         2002                 2001
                                                                 ------------------  -------------------
Tier 1 Capital:
       Common stock                                               $            559     $            560
       Additional paid-in capital                                            2,630                2,677
       Retained earnings                                                    13,218               12,860
       Comprehensive (loss) income                                             (25)                 164
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           16,382               16,261
       Less: Intangibles                                                       (30)                 (30)
       Net unrealized (gain) loss on securities                                 25                 (164)
       Net unrealized losses on equity securities                             (146)                (137)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           16,231               15,930


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,286                1,232
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         17,517     $         17,162
                                                                 ==================  ===================

Risk-weighted assets                                              $        106,107     $        101,638

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      15.30%               15.67%
       Total risk-based capital ratio                                       16.51%               16.89%
       Tier 1 capital to average adjusted
             total assets                                                   11.02%               11.30%


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

The following table presents the Company's interest sensitivity position at March 31, 2002 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                          Interest Sensitivity Analysis
                                                       March 31, 2002
                                    ---------------------------------------------------------------------------
                                        Within         91-365           1 to 5          Over
(In Thousands)                          90 Days         Days             Years         5 Years        Total
                                    --------------  --------------  -------------   ------------  ------------
Interest-Earning Assets:
      Loans (1)                      $     22,188    $     12,885    $    48,909     $   22,427    $  106,409
      Securities                              504           5,070         17,736          2,017        25,327
      Money market and other
        short term securities               7,029             -              -              -           7,029
                                    --------------  --------------  -------------   ------------  ------------

      Total earning assets           $     29,721    $     17,955    $    66,645     $   24,444    $  138,765
                                    ==============  ==============  =============   ============  ============
      Cumulative earning assets      $     29,721    $     47,676    $   114,321     $  138,765    $  138,765
                                    ==============  ==============  =============   ============  ============


Interest-Bearing Liabilities:
      Money market savings           $     13,394    $        -      $       -       $      -      $   13,394
      Interest checking (2)                   -               -           16,923            -          16,923
      Savings (2)                             -               -           15,166            -          15,166
      Certificates of deposit              10,051          41,867         21,316          2,979        76,213
      FHLB advances                           -               -              -              800           800
                                    --------------  --------------  -------------   ------------  ------------

      Total interest-bearing
        liabilities                  $     23,445    $     41,867    $    53,405     $    3,779    $  122,496
                                    ==============  ==============  =============   ============  ============
      Cumulative interest-bearing
        liabilities                  $     23,445    $     65,312    $   118,717     $  122,496    $  122,496
                                    ==============  ==============  =============   ============  ============

      Period gap                     $      6,276    $    (23,912)   $    13,240     $   20,665    $   16,269
      Cumulative gap                 $      6,276    $    (17,636)   $    (4,396)    $   16,269    $   16,269
      Ratio of cumulative
        interest-earning assets to
        interest-bearing liabilities       126.77%          73.00%         96.30%        113.28%       113.28%
      Ratio of cumulative gap to
        total earning assets                 4.52%         (12.71%)        (3.17%)        11.72%        11.72%


(1) Includes nonaccrual loans of $254,000, which are included in the 1 to 5 years category.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

On February 15, 2002, the Company filed a Form S-8 with the Securities and Exchange Commission to register the 270,000 shares of common stock provided for under the Shore Financial Corporation 2001 Stock Incentive Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                               May 10, 2002
-------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                               May 10, 2002
-------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer