Form 10QSB
period 2002-06-30
SHORE FINANCIAL CORP
filed 2002-08-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934
               For the quarterly period ended June 30, 2002

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

           Virginia                                      54-1873994
--------------------------------                -----------------------------
  (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                Identification Number)

   25253 Lankford Highway
     Onley, Virginia                                      23418
--------------------------------                -----------------------------
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

Number of shares of Common Stock outstanding as of August 10, 2002:  1,693,817

Transitional Small Business Disclosure Format:  Yes_____    No___X___

                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                Index - Form 10-QSB

                                          PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                         Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001

                         Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2002 and 2001

                         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

                         Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2002

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

                                   SIGNATURES


                             SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Financial Condition



                                                                      June 30,          December 31,
                                                                        2002                2001
--------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                            ASSETS

Cash (including interest - earning deposits of
     approximately $2,446,800 and $4,890,000, respectively)     $        6,961,600     $      6,605,900
Investment securities:
     Held to maturity (fair value of $6,036,600 and
        $2,007,500, respectively)                                        5,998,200            1,999,700
     Available for sale (amortized cost of $28,793,700 and
        $25,175,200, respectively)                                      29,068,300           25,422,300
     Federal Home Loan Bank stock, at cost                                 542,700              510,500
     Federal Reserve Bank stock, at cost                                   124,800              124,800
Loans receivable, net                                                  112,769,200          104,095,800
Premises and equipment, net                                              3,528,400            2,778,500
Accrued interest receivable                                              1,039,400              981,400
Prepaid expenses and other assets                                          355,900              332,300
                                                                ----------------------------------------

                                                                $      160,388,500     $    142,851,200
                                                                ----------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                        $      140,745,500     $    125,313,700
Advances from Federal Home Loan Bank                                     2,183,300              816,700
Advance payments by borrowers for taxes
     and insurance                                                         218,700              198,400
Accrued interest payable                                                    32,500               27,000
Accrued expenses and other liabilities                                     188,800              234,600
                                                                ----------------------------------------
           Total liabilities                                           143,368,800          126,590,400
                                                                ----------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                              -                    -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,693,817 and 1,697,667 shares
        issued and outstanding, respectively                               559,000              560,200
     Additional capital                                                  2,638,700            2,677,200
     Retained earnings, substantially restricted                        13,643,700           12,859,600
     Accumulated other comprehensive income                                178,300              163,800
                                                                ----------------------------------------
           Total stockholders' equity                                   17,019,700           16,260,800
                                                                ----------------------------------------

                                                                $      160,388,500     $    142,851,200
                                                                ----------------------------------------


The  accompanying  notes are an integral  part of these  financial statements.



                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                               Three Months Ended June 30,         Six Months Ended June 30,
                                             -------------------------------   --------------------------------
                                                  2002              2001               2002             2001
----------------------------------------------------------------------------  ---------------------------------
Interest and dividend income
  Loans                                    $     1,954,700    $   1,981,100    $    3,878,700   $    3,962,800
  Investments
     Taxable interest                              352,200          454,000           661,600          945,900
     Tax-exempt interest                            34,100           37,500            68,400           75,600
     Dividends                                      34,000           32,700            68,000           67,200
                                           ---------------------------------  ---------------------------------
        Total interest and dividend income       2,375,000        2,505,300         4,676,700        5,051,500
                                           ---------------------------------  ---------------------------------

Interest expense
  Deposits                                         921,500        1,269,800         1,852,100        2,575,800
  FHLB advances                                     19,600           13,000            31,500           63,700
                                           ---------------------------------  ---------------------------------
     Total interest expense                        941,100        1,282,800         1,883,600        2,639,500
                                           ---------------------------------  ---------------------------------

Net interest income                              1,433,900        1,222,500         2,793,100        2,412,000

Provision for loan losses                           81,600           46,500           157,700          105,000
                                           ---------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                    1,352,300        1,176,000         2,635,400        2,307,000
                                           ---------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                           258,900          222,300           479,700          414,200
    Loan fees                                       17,300           36,900            63,300           70,600
    Commissions on investment brokerage sales       11,500           19,600            27,600           26,700
    Gains on sales of securities                         -           12,300                 -           12,300
    Gains on sales of fixed assets                   5,800                -             5,800                -
    Gains on sale of real estate                     3,200                -             3,200                -
    Other                                           21,900           19,400            68,100           54,800
                                           ---------------------------------  ---------------------------------
       Total noninterest income                    318,600          310,500           647,700          578,600
                                           ---------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                    418,400          452,900           891,200          907,000
    Occupancy and equipment                        259,700          231,000           525,400          478,500
    Data processing                                126,000          118,600           244,400          224,700
    Advertising                                     15,800           14,600            34,900           27,600
    Federal insurance premium                        5,500            5,500            11,500           11,300
    Other                                          144,200          152,900           272,900          255,200
                                           ---------------------------------  ---------------------------------
       Total noninterest expense                   969,600          975,500         1,980,300        1,904,300
                                           ---------------------------------  ---------------------------------

Income before income taxes                         701,300          511,000         1,302,800          981,300

Income taxes                                       224,500          163,500           417,000          314,000
                                           ---------------------------------  ---------------------------------

Net income                                 $       476,800    $     347,500    $      885,800   $      667,300
                                           =================================  =================================

Cash Dividends Declared Per Share          $          0.03   $         0.00    $         0.06   $         0.09
                                           =================================  =================================

Earnings Per Common Share:
       Basic                               $          0.28   $         0.20    $         0.52   $         0.38
                                           =================================  =================================

       Diluted                             $          0.28   $         0.20    $         0.52   $         0.38
                                           =================================  =================================



 The accompanying notes are an integral part of these financial statements.


                                               SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                              Consolidated Statement of Stockholders' Equity


Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                                                      Other
                                 Number of       Common        Additional         Retained        Comprehensive
                                  Shares         Stock           Capital          Earnings            Income             Total
                               ------------  -------------  ----------------  ----------------  -----------------  ----------------
Balance, December 31, 2001       1,697,667    $   560,200    $    2,677,200    $   12,859,600    $       163,800    $   16,260,800

Common stock cash dividend
     declared                            -              -                 -          (101,700)                 -          (101,700)

Exercise of stock options            1,150            400             8,200                 -                  -             8,600

Repurchase of common stock          (5,000)        (1,600)          (46,700)                -                  -           (48,300)

Comprehensive income                     -              -                 -           885,800             14,500           900,300
                               ----------------------------------------------------------------------------------------------------


Balance, June 30, 2002           1,693,817    $   559,000    $    2,638,700    $   13,643,700    $       178,300    $   17,019,700
                               ====================================================================================================



The  accompanying  notes are an integral part of these financial statements.


                SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows



                                                   Six Months Ended June 30,
                                                   ---------------------------
                                                       2002          2001
------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                     $    885,800    $  667,300
    Adjustments to reconcile to net cash
      provided by operating activities:
         Provision for loan losses                      157,700       105,000
         Depreciation and amortization                  164,700       162,000
         Amortization of premium and accretion
           of discount on securities, net                31,200      (157,400)
         Gain on sale of investment securities                -       (12,300)
         (Gain) loss on disposal of fixed assets         (5,800)        7,700
         Gain on sale of repossessed assets              (3,200)            -
         Change in net deferred loan fees               (40,000)        5,800
         (Increase) decrease in other assets            (95,100)       22,400
         (Decrease) increase in other liabilities       (20,000)      146,500
                                                   ---------------------------
        Net cash provided by operating activities     1,075,300       947,000
                                                   ---------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities        (4,777,400)   (5,116,200)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                   1,120,000     7,787,400
    Purchase of held-to-maturity securities          (5,990,300)   (4,185,200)
    Proceeds from maturities, prepayments and calls
      of held-to-maturity securities                  2,000,000     5,000,000
    Purchase of Federal Home Loan Bank stock            (32,200)      (18,700)
    Loan originations, net of repayments             (8,877,100)   (5,262,100)
    Purchase of premises and equipment                 (908,800)      (43,400)
    Proceeds from sale of real estate owned,
          net of costs                                   89,200             -
                                                   ---------------------------
        Net cash used by investing activities       (17,376,600)   (1,838,200)
                                                   ---------------------------


                SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                   Six Months Ended June 30,
                                                   ---------------------------
                                                       2002       2001
------------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in demand deposits                  12,981,100     6,746,300
    Net increase in time deposits                     2,450,700     2,530,700
    Proceeds from FHLB advances                       8,600,000     8,300,000
    Repayments of FHLB advances                      (7,233,400)  (14,134,700)
    Repurchase of common stock                          (48,300)     (834,700)
    Proceeds from exercise of stock options               8,600             -
    Payment of dividend on common stock                (101,700)     (161,000)
                                                   ---------------------------
        Net cash provided by financing activities    16,657,000     2,446,600
                                                   ---------------------------

Increase in cash and cash equivalents                   355,700     1,555,400

Cash and cash equivalents, beginning of period        6,605,900     5,096,300
                                                   ---------------------------

Cash and cash equivalents, end of period           $  6,961,600    $6,651,700
                                                   ===========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest       $  1,878,100    $2,675,000
    Cash paid during the period for income taxes   $    450,000    $  180,000

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                          $     86,000    $  319,200


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2002 and 2001.

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                               -------------------------------------   -----------------------------------------
                                                    2002                 2001                  2002                   2001
                                               ----------------    -----------------   ------------------     ------------------
Net income (numerator, basic and diluted)      $       476,800     $        347,500    $         885,800      $         667,300
Weighted average shares outstanding
(denominator)                                        1,693,500            1,742,900            1,694,900              1,768,900
                                               ----------------    -----------------   ------------------     ------------------

Earnings per common share - basic              $          0.28     $           0.20    $            0.52      $            0.38
                                               ================    =================   ==================     ==================

Effect of dilutive securities:

Weighted average shares outstanding                  1,693,500            1,742,900             1,694,900             1,768,900
Effect of stock options                                 17,600                    -                12,200                     -
                                               ----------------    -----------------   -------------------    ------------------
Diluted average shares outstanding
(denominator)                                        1,711,100            1,742,900             1,707,100             1,768,900
                                               ----------------    -----------------   -------------------    ------------------

Earnings per common share -
assuming dilution                              $          0.28     $           0.20    $             0.52    $             0.38
                                               ================    =================   ===================   ===================




The effect of potentially dilutive securities was not used to compute dilutive earnings per share for the three months and six months ended June 30, 2001 because the effect would have been anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2002 and 2001:


                                                         Six Months Ended June 30,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Net income                                         $        885,800       $          667,300
Other comprehensive income                                   14,500                  238,400
                                                     ---------------        -----------------

Total comprehensive income                         $        900,300       $          905,700
                                                     ===============        =================


The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2002 and 2001.


                                                         Six Months Ended June 30,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Unrealized gains on securities:
Unrealized holding gains
      arising during the period                    $         28,000       $          379,300
Less: reclassification adjustment
      for gains included in income                                -                  (12,300)
                                                     -----------------      -------------------

Total other comprehensive income
     before income tax expense                               28,000                  367,000

Income tax expense                                          (13,500)                (128,600)
                                                     -----------------      -------------------

Net unrealized gain                                $         14,500       $          238,400
                                                     =================      ===================




NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2002 and 2001:


                                                                                      Elimination of
                                                                                      Intersegment
(In thousands)                            Virginia      Maryland         Other        Transactions         Total
                                         ----------    ----------     ----------     ----------------    ----------

Net Interest Income:
    Six months ended June 30, 2002       $    2,016    $      355     $      767     $        (345)      $   2,793
    Six months ended June 30, 2001       $    1,648    $      321     $    1,026     $        (583)      $   2,412

Assets:
    June 30, 2002                        $  142,245    $   20,245     $   40,700     $     (42,802)      $ 160,389
    December 31, 2001                    $  130,426    $   19,060     $   33,641     $     (40,276)      $ 142,851


NOTE 6 - SUBSEQUENT EVENT

During July 2002, the Company declared a $0.04 per share quarterly cash dividend on its common stock payable on August 1, 2002 to shareholders of record on July 15, 2002.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2002 was $476,800, compared to net income of $347,500 for the same period of the prior year. Net income for the six months ended June 30, 2002 was $885,800, compared to net income of $667,300 for the same period of the prior year. Quarterly and six month earnings were positively impacted by loan growth of 17.4% and nominal noninterest expense increases as compared to the June 2001 period. Strong loan production continued during a period of lower interest rates and the Company continued to grow assets with a minimal impact on noninterest expense. Additionally, the Bank's trend of maintaining strong credit quality in its loan portfolio and of sustaining its net interest margin positively impacted earnings for the June 2002 period.

Net Interest Income

Net interest income increased 17.3% to $1.43 million for the three months ended June 30, 2002, compared to $1.22 million for the same period in 2001, while net interest income increased 15.8% to $2.79 million for the six months ended June 30, 2002, compared to $2.41 million during the June 2001 six month period. The net interest margin increased to 3.92% for the six months ended June 30, 2002, as compared to 3.73% during the 2001 period, while the interest rate spread increased to 3.43% from 3.03% for the same period in 2001. Average earning asset growth of $12.7 million during the June 2002 period as compared to the June 2001 period, reductions in nonperforming assets and a decrease in funding costs positively impacted net interest income. Average noninterest-bearing demand deposits increased 32.6% to $13.2 million during the six months ended June 30, 2002, as compared to $9.9 million during the June 2001 period, while average interest-bearing liabilities increased 8.3% or $9.3 million during the June 2002 period as compared to 2001.

Interest income decreased 5.2% to $2.38 million for the three months ended June 30, 2002, compared to $2.51 million for the same period in 2001, while interest income decreased 7.4% to $4.68 million for the six months ended June 30, 2002, compared to $5.05 million during the June 2001 six month period. The market-driven 134 basis point decline in loan yields more than offset a $15.3 million increase in the average loan balance, primarily in real estate and consumer lending. Additionally, the yield on securities decreased 95 basis points, while the average balance of securities decreased by $3.7 million during the period ended June 30, 2002 as compared to June 30, 2001.

Interest expense decreased 26.6% to $941,100 for the three months ended June 30, 2002, compared to $1.28 million for the same period in 2001, while interest expense decreased 28.6% to $1.88 million for the six months ended June 30, 2002, compared to $2.64 million during the June 2001 six month period. As with yields on earning assets, the Company experienced a reduction in funding costs during the past year with the average rate on interest-bearing liabilities decreasing from 4.71% in 2001 to 3.11% for the June 2002 period. Time deposits provided most of the impact with a 167 basis point decline. This decrease more than offset a $9.7 million increase in average interest-bearing deposits during the six months ended June 30, 2002, as compared to the same period of 2001.

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


                                 Average Balances, Income and Expenses, Yields and Rates

                                                                            Six Months June 30,
                                              -----------------------------------------------------------------------------
                                                             2002                                    2001
                                              -------------------------------------   -------------------------------------
                                               Average      Income/       Yield/       Average      Income/       Yield/
(In Thousands)                                 Balance      Expense      Rate (2)      Balance      Expense      Rate (2)
                                              -----------  -----------  -----------   -----------  -----------  -----------
Assets:
       Securities (1)                             32,188          806        5.01%        35,886        1,070        5.96%
       Loans (net of unearned income):
             Real estate mortgage                 49,052        1,779        7.25%        44,918        1,845        8.21%
             Real estate construction              1,694           51        6.02%         1,296           60        9.26%
             Commercial                           37,530        1,348        7.18%        29,100        1,273        8.75%
             Home equity lines                     9,227          247        5.35%         6,798          288        8.47%
             Consumer                             11,212          454        8.10%        11,319          497        8.78%
                                              -----------  -----------                -----------  -----------
                  Total loans                    108,715        3,879        7.14%        93,431        3,963        8.48%
       Interest-bearing deposits
             in other banks                        3,295           27        1.64%         2,227           58        5.21%
                                              -----------  -----------                -----------  -----------
                  Total earning assets           144,198        4,712        6.54%       131,544        5,091        7.74%
                                              -----------  -----------                -----------  -----------
       Less: allowance for loan losses            (1,381)                                 (1,216)
       Total nonearning assets                     8,881                                   7,765
                                              -----------                             -----------
       Total assets                              151,698                                 138,093
                                              ===========                             ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings                 44,065          256        1.16%        34,699          360        2.07%
             Time deposits                        75,434        1,596        4.23%        75,079        2,216        5.90%
                                              -----------  -----------                -----------  -----------

                  Total interest-bearing
                  deposits                       119,499        1,852        3.10%       109,778        2,576        4.69%

       FHLB advances                               1,770           32        3.62%         2,210           64        5.79%
                                              -----------  -----------                -----------  -----------
                  Total interest-bearing
                  liabilities                    121,269        1,884        3.11%       111,988        2,640        4.71%
                                                           -----------                             -----------
       Non-interest bearing liabilities:
             Demand deposits                      13,193                                   9,949
             Other liabilities                       626                                     602
                                              -----------                             -----------

       Total liabilities                         135,088                                 122,539
       Stockholders' equity                       16,610                                  15,554
                                              -----------                             -----------

       Total liabilities and stockholders'
             equity                              151,698                                 138,093
                                              ===========                             ===========

       Net interest income (1)                                  2,828                                   2,451
                                                           ===========                             ===========

       Interest rate spread (1)(3)                                           3.43%                                   3.03%
       Net interest margin (1)(4)                                            3.92%                                   3.73%

       (1)   Tax equivalent basis. The tax equivalent adjustment to net interest income was $35,000  and  $39,000 for the six months  ended June 30,
             2002 and 2001, respectively.
       (2)   Yield  and  rate   percentages   are  all   computed   through  the
             annualization  of interest  income and  expense  divided by average daily balances based on amortized costs.
       (3)   Interest rate spread is the average yield earned on earning  assets less the average rate incurred on interest-bearing liabilities.
       (4)   Net interest margin is annualized net interest income  expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income was $318,600 during the three months ended June 30, 2002, as compared to $310,500 for the same period in 2001, representing a 2.6% increase over the prior period. During the six months ended June 30, 2002, noninterest income was $647,700, representing an 11.9% increase over the $578,600 earned during the same period in 2001. The improvement in noninterest income resulted from increases in deposit account and check card fees.

Provision for Loan Losses

Provision for loan losses was $81,600 for the three months ended June 30, 2002, as compared to $46,500 for the same period of 2001, while the provision for loan losses was $157,700 for the six months ended June 30, 2002, as compared to $105,000 for the same 2001 period. See Asset Quality for additional discussion of the allowance for loan losses.

Noninterest Expense

Noninterest expense was relatively flat at $969,600 during the three months ended June 30, 2002, as compared to $975,500 for the same period of 2001, while noninterest expense increased 4.0% to $1.98 million during the six months ended June 30, 2002, as compared to $1.90 million for the same period of 2001. This increase resulted from normal operating activities related to Company growth since June 2001.

Financial Condition

During the six months ended June 30, 2002, the Company's assets increased by $17.5 million from $142.9 million at December 31, 2001 to $160.4 million at June 30, 2002. Net loans grew $8.7 million and cash and investments increased $8.0 million during the period. Continued improvements in the commercial loan area, increased loan officer production and the low interest rate environment contributed to loan growth, while excess liquidity generated by deposit growth drove investment security growth.

Deposits increased $15.4 million during the six months ended June 30, 2002. Interest-bearing and noninterest-bearing demand deposits grew $7.8 million and $3.3 million, respectively, during the period, while time deposits increased
$4.3 million during the period. Federal Home Loan Bank advances increased slightly during the period from $817,000 at December 31, 2001 to $2.2 million at June 30, 2002.

Stockholders' equity was $17.0 million at June 30, 2002, compared to $16.3 million at December 31, 2001. Net income of $885,800 offset the payment of $101,700 ($0.06 per share) in common stock dividends and the repurchase of 5,000 shares of the Company's common stock at an average price of $9.66.

During April 2002, the Company declared a $0.03 per share quarterly cash dividend on its common stock payable on May 1, 2002 to shareholders of record on April 15, 2002. During July 2002, the Company declared a $0.04 per share quarterly cash dividend on its common stock payable on August 1, 2002 to shareholders of record on July 15, 2002.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $313,000 at June 30, 2002, compared to $533,000 at December 31, 2001. As to nonaccrual loans existing at June 30, 2002, approximately $10,800 of interest income would have been recognized during the six months then ended if interest thereon had accrued. During the period ended June 30, 2002, the Company foreclosed on collateral relating to loans totaling approximately $300,000 to one borrower that were previously in nonaccrual status. The sale of the existing collateral upon and subsequent to the foreclosure date resulted in the full recovery of nonaccrual interest, late charges and selling costs. At June 30, 2002 and December 31, 2001, no significant loans exist that management has identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At June 30, 2002, all loans 60 days or more delinquent, including nonperforming loans, totaled $736,000. In addition, other performing loans totaling $967,000 existed that have other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                        Nonperforming Assets


                                                                   June 30,           December 31,
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------
Nonaccrual loans:
      Commercial                                              $             63    $                -
      Real estate mortgage                                                 182                   453
      Home equity lines of credit                                           44                    22
      Consumer                                                              24                    58
                                                                ---------------     -----------------

      Total nonaccrual loans                                               313                   533
Other real estate owned                                                      -                     -
                                                                ---------------     -----------------

      Total nonperforming assets                              $            313    $              533
                                                                ===============     =================

Loans past due 90 or more days
      accruing interest                                                      -                     -
Allowance for loan losses to
      nonaccrual loans                                                 471.25%               248.78%
Nonperforming assets to period end
      loans and other real estate owned                                  0.27%                 0.51%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                               Allowance for Loan Losses


                                                                    Six Months Ended June 30,
                                                                -------------------------------------
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------
Balance, beginning of period                                  $          1,326    $            1,336
Loans charged off:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                  (235)
      Consumer                                                             (32)                  (45)
                                                                ---------------     -----------------

      Total loans charged-off                                              (32)                 (280)
                                                                ---------------     -----------------

Recoveries:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                     -
      Consumer                                                              23                     4
                                                                ---------------     -----------------

      Total recoveries                                                      23                     4
                                                                ---------------     -----------------

Net recoveries (charge-offs)                                                (9)                 (276)
Provision for loan losses                                                  158                   105
                                                                ---------------     -----------------

Balance, end of period                                        $          1,475    $            1,165
                                                                ===============     =================

Allowance for loan losses to loans
      outstanding at end of period                                       1.29%                 1.20%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                               471.25%               163.39%

Net charge-offs to average loans
      outstanding during period                                         -0.01%                -0.30%



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

At June 30, 2002, the Company had outstanding loan and line of credit commitments of $28.1 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2002 amounted to $52.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $355,700 for the six months ended June 30, 2002, compared to an increase of $1.56 million for the six months ended June 30, 2001. Net cash provided by operating activities was $1.08 million for the six months ended June 30, 2002, compared to $947,000 during the same period of 2001.

Net cash used by investing activities was $17.4 million during the six months ended June 30, 2002, compared to net cash used by investing activities of $1.8 million for the six months ended June 30, 2001. The fluctuation in these amounts resulted primarily from increased loan growth and an increase in liquidity available for investment purposes created by deposit growth during 2002.

Net cash provided by financing activities was $16.7 million for the six months ended June 30, 2002, compared to net cash provided by financing activities of $2.4 million for the six months ended June 30, 2001. The fluctuations in amounts during these periods were primarily the result of stronger deposit growth during 2002 versus 2001, an increase in repayments of borrowings with the Federal Home Loan Bank and increased stock repurchase activity during the June 2001 period and two quarterly dividend payments during the June 2002 period versus an annual dividend payment during the June 2001 period.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the six months ended June 30, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. At June 30, 2002, the Bank's retained earnings available for the payment of dividends was $1.4 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2002, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2002 and December 31, 2001.


                                          Analysis of Capital

                                                                     June 30,           December 31,
(In Thousands)                                                         2002                 2001
                                                                 ------------------  -------------------
Tier 1 Capital:
       Common stock                                               $            559     $            560
       Additional paid-in capital                                            2,639                2,677
       Retained earnings                                                    13,644               12,860
       Comprehensive income                                                    178                  164
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           17,020               16,261
       Less: Intangibles                                                       (30)                 (30)
       Net unrealized gain on securities                                      (178)                (164)
       Net unrealized losses on equity securities                             (114)                (137)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           16,698               15,930


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,359                1,232
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         18,057     $         17,162
                                                                 ==================  ===================

Risk-weighted assets                                              $        112,122     $        101,638

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      14.89%               15.67%
       Total risk-based capital ratio                                       16.10%               16.89%
       Tier 1 capital to average adjusted
             total assets                                                   11.01%               11.30%


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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce interest sensitivity risk. These decisions are based on management's outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

The following table presents the Company's interest sensitivity position at June 30, 2002 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                          Interest Sensitivity Analysis

                                                                           June 30, 2002
                              ----------------------------------------------------------------------------------------------------
                                Within               91-365                 1 to 5                Over
(In Thousands)                  90 Days               Days                  Years                5 Years              Total
                             ---------------     -----------------      ----------------      ---------------     ---------------
Interest-Earning Assets:
      Loans (1)               $      24,145       $        13,077        $       52,214        $      24,808       $     114,244
      Securities                      1,512                 5,040                27,076                2,106              35,734
      Money market and
       other short term
       securities                     2,447                     -                     -                    -               2,447
                             ---------------     -----------------      ----------------      ---------------     ---------------

      Total earning assets    $      28,104       $        18,117        $       79,290        $      26,914       $     152,425
                             ===============     =================      ================      ===============     ===============
      Cumulative earning
       assets                 $      28,104       $        46,221        $      125,511        $     152,425       $     152,425
                             ===============     =================      ================      ===============     ===============


Interest-Bearing Liabilities:
      Money market savings           12,859                     -                     -                    -              12,859
      Interest checking (2)               -                     -                17,640                    -              17,640
      Savings (2)                         -                     -                16,184                    -              16,184
      Certificates of deposit        14,128                38,064                22,635                3,285              78,112
      FHLB advances                   1,400                     -                     -                  783               2,183
                             ---------------     -----------------      ----------------      ---------------     ---------------

      Total interest-bearing
       liabilities            $      28,387       $        38,064        $       56,459        $       4,068       $     126,978
                             ===============     =================      ================      ===============     ===============
      Cumulative interest-
       bearing liabilities           28,387                66,451               122,910              126,978             126,978
                             ===============     =================      ================      ===============     ===============

      Period gap              $        (283)      $       (19,947)       $       22,831        $      22,846       $      25,447
      Cumulative gap          $        (283)      $       (20,230)       $        2,601        $      25,447       $      25,447
      Ratio of cumulative
       interest-earning
       assets to interest-
       bearing liabilities            99.00%                69.56%               102.12%              120.04%             120.04%
      Ratio of cumulative
       gap to total
       earning assets                 -0.19%               -13.27%                 1.71%               16.69%              16.69%


(1)  Includes nonaccrual loans of $313,000, which are included in the 1 to 5 years category.
(2)  Management has determined that interest  checking and savings  accounts are not sensitive to changes in related market rates and,  therefore,  they are placed in the 1 to 5 years category.


Recent Accounting Pronouncements

The FASB has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liabitlity for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the netity commits to ab exit plan under EITF No. 94-3. The Statement is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently assessing the effect of this Statement on financial condition and results of operations, but does not currently expect the Statement to have a material effect on its financial statements in the foreseeable future.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Certification pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002 filed in conjunction with this document.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                           August 13, 2002
---------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                           August 13, 2002
---------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer