Form 10-Q
period 2002-09-30
SHORE FINANCIAL CORP
filed 2002-11-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


 __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

 _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                      54-1873994
---------------------------------                  ----------------------------
 (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

     25253 Lankford Highway
        Onley, Virginia                                     23418
---------------------------------                  ----------------------------
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

Number of shares of Common Stock outstanding as of November 11, 2002:  1,695,817

Transitional Small Business Disclosure Format:  Yes____  No__X__

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of September 30, 2002
          and December 31, 2001

         Consolidated Statements of Income for the Three Months and
          Nine Months Ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2002 and 2001

         Consolidated Statement of Stockholders' Equity for the Nine Months
          Ended September 30, 2002

         Notes to Unaudited Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Financial Condition

         Asset Quality

         Liquidity and Capital Resources

         Interest Sensitivity

Item 3 - Controls and Procedures


                           PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES



                              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Financial Condition



                                                                     September 30,       December 31,
                                                                         2002                2001
-----------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                             ASSETS


Cash (including interest - earning deposits of
     approximately $6,764,300 and $4,890,000, respectively)      $       11,880,900     $      6,605,900
Investment securities:
     Held to maturity (fair value of $6,077,600 and
        $2,007,500, respectively)                                         6,004,600            1,999,700
     Available for sale (amortized cost of $27,804,100 and
        $25,175,200, respectively)                                       28,495,100           25,422,300
     Federal Home Loan Bank stock, at cost                                  542,700              510,500
     Federal Reserve Bank stock, at cost                                    124,800              124,800
     Community Bankers' Bank stock, at cost                                  21,100                    -
Loans receivable, net                                                   113,223,700          104,095,800
Premises and equipment, net                                               3,528,600            2,778,500
Accrued interest receivable                                                 978,100              981,400
Prepaid expenses and other assets                                           354,400              332,300
                                                                 ----------------------------------------

                                                                 $      165,154,000     $    142,851,200
                                                                 ========================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         $      146,104,200     $    125,313,700
Advances from Federal Home Loan Bank                                        766,700              816,700
Advance payments by borrowers for taxes
     and insurance                                                          251,100              198,400
Accrued interest payable                                                     32,500               27,000
Accrued expenses and other liabilities                                      314,000              234,600
                                                                 ----------------------------------------
           Total liabilities                                            147,468,500          126,590,400
                                                                 ----------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                               -                    -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,695,817 and 1,697,667 shares
        issued and outstanding, respectively                                559,600              560,200
     Additional capital                                                   2,654,500            2,677,200
     Retained earnings, substantially restricted                         14,020,800           12,859,600
     Accumulated other comprehensive income                                 450,600              163,800
                                                                 ----------------------------------------
           Total stockholders' equity                                    17,685,500           16,260,800
                                                                 ----------------------------------------

                                                                 $      165,154,000     $    142,851,200
                                                                 ========================================


               The accompanying notes are an integral part of these financial statements.



                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                             ---------------------------------   ---------------------------------
                                                  2002              2001               2002             2001
-------------------------------------------------------------------------------------------------------------------
Interest and dividend income
    Loans                                    $     1,965,200    $   1,993,300      $    5,843,900   $    5,956,100
    Investments
       Taxable interest                              348,400          427,800           1,010,000        1,409,000
       Tax-exempt interest                            28,900           35,500              97,300           75,800
       Dividends                                      34,400           33,400             102,400          100,600
                                             -----------------------------------  ---------------------------------
          Total interest and dividend income       2,376,900        2,490,000           7,053,600        7,541,500
                                             -----------------------------------  ---------------------------------

Interest expense
    Deposits                                         916,100        1,211,300           2,768,200        3,787,100
    FHLB advances                                     10,800           12,100              42,300           75,800
                                             -----------------------------------  ---------------------------------
       Total interest expense                        926,900        1,223,400           2,810,500        3,862,900
                                             -----------------------------------  ---------------------------------

Net interest income                                1,450,000        1,266,600           4,243,100        3,678,600

Provision for loan losses                             84,000           58,500             241,700          163,500
                                             -----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                      1,366,000        1,208,100           4,001,400        3,515,100
                                             -----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                             267,600          217,000             747,300          631,200
    Loan fees                                         41,300           29,300             104,600           99,900
    Commissions on investment brokerage sales          9,900            9,600              37,500           36,300
    Gains (losses) on sales of securities             (2,800)          10,900              (2,800)          23,200
    Other                                             19,400           18,200              96,500           73,000
                                             -----------------------------------  ---------------------------------
       Total noninterest income                      335,400          285,000             983,100          863,600
                                             -----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                      478,500          463,500           1,369,700        1,370,500
    Occupancy and equipment                          287,700          182,700             813,100          661,200
    Data processing                                  121,900          111,800             366,300          336,500
    Advertising                                       25,800           16,100              60,700           43,700
    Federal insurance premium                          5,700            5,600              17,200           16,900
    Other                                            124,700          207,600             397,600          462,800
                                                  -----------       ----------
                                             -----           -------------------  ---------------------------------
       Total noninterest expense                   1,044,300          987,300           3,024,600        2,891,600
                                             -----------------------------------  ---------------------------------

Income before income taxes                           657,100          505,800           1,959,900        1,487,100

Income taxes                                         212,300          161,900             629,300          475,900
                                             -----------------------------------  ---------------------------------

Net income                                   $       444,800    $     343,900      $    1,330,600   $    1,011,200
                                             ===================================  =================================

Cash Dividends Declared Per Share            $          0.04   $         0.00     $          0.10  $          0.09
                                             ===================================  =================================

Earnings Per Common Share:
       Basic                                 $          0.26   $         0.20     $          0.78  $          0.58
                                             ===================================  =================================

       Diluted                               $          0.26   $         0.20     $          0.78  $          0.58
                                             ===================================  =================================



The accompanying notes are an integral part of these financial statements.


                                                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                        Consolidated Statement of Stockholders' Equity


Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                      Other
                                Number of     Common         Additional          Retained          Comprehensive
                                  Shares       Stock          Capital            Earnings             Income              Total
                                ----------  -----------    -------------       -------------       -------------      -------------

Balance, December 31, 2001      1,697,667    $ 560,200      $ 2,677,200         $12,859,600         $  163,800         $16,260,800

Common stock cash dividend
     declared                        -            -                -               (169,400)              -               (169,400)

Exercise of stock options           3,150        1,000           24,000                -                  -                 25,000

Repurchase of common stock         (5,000)      (1,600)         (46,700)               -                  -                (48,300)

Comprehensive income                 -            -                -              1,330,600            286,800           1,617,400
                                ---------------------------------------------------------------------------------------------------

Balance, September 30, 2002     1,695,817    $ 559,600      $ 2,654,500         $14,020,800         $  450,600         $17,685,500
                                ===================================================================================================





The accompanying notes are an integral part of these financial statements.


               SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows



                                                            Nine Months Ended September 30,
                                                            --------------------------------
                                                                 2002            2001
--------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                              $  1,330,600      $  1,011,200
    Adjustments to reconcile to net cash
      provided by operating activities:
         Provision for loan losses                               241,700           163,500
         Depreciation and amortization                           257,100           244,200
         Amortization of premium and accretion
           of discount on securities, net                         45,600          (163,700)
         (Gain) loss on sale of investment securities              2,800           (23,200)
         (Gain) loss on disposal of fixed assets                  (5,800)            7,700
         Gain on sale of repossessed assets                       (3,200)             (300)
         Change in net deferred loan fees                        (42,000)            3,500
         Increase in other assets                               (179,000)          (43,600)
         Increase in other liabilities                           137,600           309,600
                                                            --------------------------------
           Net cash provided by operating activities           1,785,400         1,508,900
                                                            --------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                 (7,889,100)       (9,530,300)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                            5,198,300         9,861,300
    Purchase of held-to-maturity securities                   (5,990,300)       (4,260,800)
    Proceeds from maturities, prepayments and calls
      of held-to-maturity securities                           2,000,000         9,000,000
    Purchase of Federal Home Loan Bank stock                     (32,200)          (18,700)
    Purchase of Community Bankers' Bank stock                    (21,100)             -
    Loan originations, net of repayments                      (9,413,600)       (6,408,300)
    Purchase of premises and equipment                          (999,300)         (111,800)
    Proceeds from sale of real estate owned, net of costs         89,100            69,500
                                                            --------------------------------
           Net cash used by investing activities             (17,058,200)       (1,399,100)
                                                            --------------------------------

Cash flows from financing activities
    Net increase in demand deposits                           14,952,600        11,012,700
    Net increase in time deposits                              5,837,900         2,530,700
    Proceeds from FHLB advances                                8,600,000         8,300,000
    Repayments of FHLB advances                               (8,650,000)      (15,521,400)
    Repurchase of common stock                                   (48,300)         (834,700)
    Proceeds from exercise of stock options                       25,000              -
    Payment of dividend on common stock                         (169,400)         (160,900)
                                                            --------------------------------
           Net cash provided by financing activities          20,547,800         5,326,400
                                                            --------------------------------

Increase in cash and cash equivalents                          5,275,000         5,436,200

Cash and cash equivalents, beginning of period                 6,605,900         5,096,300
                                                            --------------------------------

Cash and cash equivalents, end of period                    $ 11,880,900      $ 10,532,500
                                                            ================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                $  2,805,000      $  3,888,200
    Cash paid during the period for income taxes            $    725,000      $    355,000

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                                   $     86,000      $    319,200


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Prior to that the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia. During March, 1999, the Bank activated its subsidiary, Shore Investments, Inc., to engage in financial activities supporting the Bank's operations. These activities include the selling of investment products, title insurance and trust services.

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2002 and 2001.

                                                 Three Months Ended September 30,          Nine Months Ended September 30,
                                               -------------------------------------   ----------------------------------------
                                                    2002                 2001                  2002                   2001
                                               -----------------   -----------------   ----------------      ------------------

Net income (numerator, basic and diluted)      $      444,800      $     343,900       $    1,330,600        $     1,011,200
Weighted average shares outstanding
(denominator)                                       1,694,800          1,706,400            1,694,900              1,747,800
                                               -----------------   -----------------   ----------------      ------------------

Earnings per common share - basic              $         0.26      $        0.20       $         0.78        $          0.58
                                               =================   =================   ================      ==================

Effect of dilutive securities:

Weighted average shares outstanding                 1,694,800          1,706,400            1,694,900              1,747,800
Effect of stock options                                18,300              4,700               14,200                   -
                                               ----------------    -----------------   ----------------      ------------------
Diluted average shares outstanding
(denominator)                                       1,713,100          1,711,100            1,709,100              1,747,800
                                               ----------------    -----------------   ----------------      ------------------

Earnings per common share -
assuming dilution                              $         0.26      $        0.20       $         0.78        $          0.58
                                               ================    =================   ================      ==================



The effect of potentially dilutive securities was not used to compute dilutive earnings per share for the nine months ended September 30, 2001 because the effect would have been anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2002 and 2001:


                                                        Nine Months Ended September 30,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Net income                                           $      1,330,600       $        1,011,200
Other comprehensive income                                    286,800                  596,500
                                                       ---------------        -----------------

Total comprehensive income                           $      1,617,400       $        1,607,700
                                                       ===============        =================


The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2002 and 2001.



                                                            Nine Months Ended September 30,
                                                 ----------------------------------------------
                                                         2002                    2001
                                                 ---------------------  -----------------------

Unrealized gains on securities:
Unrealized holding gains
      arising during the period                      $        442,200       $          935,200
Less: reclassification adjustment
      for gains included in income                              2,800                  (23,200)
                                                       -----------------      -----------------

Total other comprehensive income
     before income tax expense                                445,000                  912,000

Income tax expense                                           (158,200)                (315,500)
                                                       -----------------      -----------------

Net unrealized gain                                  $        286,800       $          596,500
                                                       =================      =================




NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2002 and 2001:


                                                                                      Elimination of
                                                                                      Intersegment
(In thousands)                            Virginia      Maryland         Other        Transactions      Total
                                         ----------    ----------     ----------     ----------------  ----------

Net Interest Income:
  Nine months ended September 30, 2002   $   3,080     $     549      $   1,168      $      (554)      $   4,243
  Nine months ended September 30, 2001   $   2,563     $     479      $   1,512      $      (875)      $   3,679

Assets:
  September 30, 2002                     $ 144,124     $  20,268      $  45,035      $   (44,273)      $ 165,154
  December 31, 2001                      $ 130,426     $  19,060      $  33,641      $   (40,276)      $ 142,851



NOTE 6 - PURCHASES AND AQUISITIONS

On September 13, 2002, Shore Bank, a wholly-owned subsidiary of Shore Financial Corporation, entered into a definitive purchase and assumption agreement to acquire the deposits of the Salisbury, Maryland branch of Susquehanna Bank, a wholly-owned subsidiary of Susquehanna Bankshares Inc. The proposed transaction is to include approximately $18.0 million in deposits. The purchase, which has received regulatory approval, will enhance the Bank's position in the Salisbury, Maryland market. The acquisition is expected to be completed by December 31, 2002.

NOTE 7 - SUBSEQUENT EVENT

During October 2002, the Company declared a $0.04 per share quarterly cash dividend on its common stock payable on November 15, 2002 to shareholders of record on November 1, 2002.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

         Net income for the three months ended September 30, 2002 was $444,800, compared to net income of $343,900 for the same period of the prior year. Net income for the nine months ended September 30, 2002 was $1.33 million, compared to net income of $1.01 million for the same period of the prior year. Quarterly and nine month earnings were positively impacted by loan growth of 16.6% as compared to the September 2001 period and the reduction in the Bank's cost of funds. Loan production remained strong during the period, fueled by low interest rates and improved marketing efforts by loan production personnel. Additionally, the Bank's trend of maintaining credit quality continued in its loan portfolio.

Net Interest Income

Net interest income increased 14.5% to $1.45 million for the three months ended September 30, 2002, compared to $1.27 million for the same period in 2001, while net interest income increased 15.4% to $4.24 million for the nine months ended September 30, 2002, compared to $3.68 million during the September 2001 nine month period. The net interest margin increased to 3.88% for the nine months ended September 30, 2002, as compared to 3.73% during the 2001 period, while the interest rate spread increased to 3.39% from 3.05% for the same period in 2001. Average earning assets increased $14.3 million during the September 2002 period as compared to the September 2001 period, reductions in nonperforming assets and a decrease in funding costs positively impacted net interest income. Average noninterest-bearing demand deposits increased 30.9% to $13.8 million during the nine months ended September 30, 2002, as compared to $10.5 million during the September 2001 period, while average interest-bearing liabilities increased 9.5% to $124.1 million during the September 2002 period as compared to 2001.

Interest and dividend income decreased 4.5% to $2.38 million for the three months ended September 30, 2002, compared to $2.49 million for the same period in 2001, while interest and dividend income decreased 6.5% to $7.05 million for the nine months ended September 30, 2002, compared to $7.54 million during the September 2001 nine month period. The market-driven 134 basis point decline in loan yields more than offset a $15.9 million increase in the average loan balance. The increase in the average loan balance occurred primarily in residential and commercial real estate and consumer lending categories. Additionally, the yield on securities decreased 87 basis points, while the average balance of securities decreased by $2.9 million during the period ended September 30, 2002 as compared to September 30, 2001.


Interest expense decreased 24.2% to $926,900 for the three months ended September 30, 2002, compared to $1.22 million for the same period in 2001, while interest expense decreased 27.2% to $2.81 million for the nine months ended September 30, 2002, compared to $3.86 million during the September 2001 nine month period. As with yields on earning assets, the Company experienced a reduction in funding costs during the past year with the average rate on interest-bearing liabilities decreasing from 4.55% in 2001 to 3.02% for the September 2002 period. Time deposits provided most of the impact with a 168 basis point decline. This decrease more than offset a $11.1 million increase in average interest-bearing deposits during the nine months ended September 30, 2002, as compared to the same period of 2001.

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


                                   Average Balances, Income and Expenses, Yields and Rates

                                                                         Nine Months September 30,
                                           --------------------------------------------------------------------------------------
                                                2002                                       2001
                                           -----------------------------------------    ---------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense      Rate (2)       Balance        Expense      Rate (2)
                                           -----------    -----------  -----------    -----------    -----------  -----------

Assets:
       Securities (1)                      $     32,872   $      1,212        4.92%   $     35,737   $      1,551        5.79%
       Loans (net of unearned income):
             Real estate mortgage                49,911          2,723        7.28%         45,259          2,752        8.11%
             Real estate construction             1,961             87        5.92%          1,374             92        8.93%
             Commercial                          37,704          1,994        7.05%         29,916          1,933        8.62%
             Home equity lines                   10,401            384        4.92%          6,955            422        8.09%
             Consumer                            10,818            656        8.09%         11,418            757        8.84%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   110,795          5,844        7.03%         94,922          5,956        8.37%
       Interest-bearing deposits
             in other banks                       4,023             47        1.56%          2,714             91        4.47%
                                             -----------    -----------                 -----------    -----------
                  Total earning assets          147,690          7,103        6.41%        133,373          7,598        7.60%
                                             -----------    -----------                 -----------    -----------
       Less: allowance for loan losses           (1,421)                                    (1,201)
       Total nonearning assets                    9,075                                      7,866
                                             -----------                                -----------
       Total assets                        $    155,344                               $    140,038
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     45,973   $        386        1.12%   $     36,338   $        506        1.86%
             Time deposits                       76,675          2,382        4.14%         75,202          3,281        5.82%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      122,648          2,768        3.01%        111,540          3,787        4.53%

       FHLB advances                              1,435             42        3.90%          1,766             76        5.74%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   124,083          2,810        3.02%        113,306          3,863        4.55%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     13,798                                     10,540
             Other liabilities                      613                                        621
                                             -----------                                -----------

       Total liabilities                        138,494                                    124,467
       Stockholders' equity                      16,850                                     15,571
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    155,344                               $    140,038
                                             ===========                                ===========

       Net interest income (1)                            $      4,293                               $      3,735
                                                            ===========                                ===========

       Interest rate spread (1)(3)                                            3.39%                                      3.05%
       Net interest margin (1)(4)                                             3.88%                                      3.73%



(1)      Tax equivalent  basis.  The tax equivalent  adjustment to net interest  income was $50,000 and $56,000 for the nine months ended September 30, 2002 and 2001, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing  net interest  income by average total earning assets.


Noninterest Income

Noninterest income was $335,400 during the three months ended September 30, 2002, as compared to $285,000 for the same period in 2001, representing a 17.7% increase over the prior period. During the nine months ended September 30, 2002, noninterest income was $983,100, representing an 13.8% increase over the $863,600 earned during the same period in 2001. The improvement in noninterest income resulted from increases in deposit account and check card fees associated with growth in deposit accounts and use of the Bank's check card product.

Provision for Loan Losses

Provision for loan losses was $84,000 for the three months ended September 30, 2002, as compared to $58,500 for the same period of 2001, while the provision for loan losses was $241,700 for the nine months ended September 30, 2002, as compared to $163,500 for the same 2001 period. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expense was $1.04 million during the three months ended September 30, 2002, an increase of 5.8% over the $987,300 incurred during the same period of 2001, while noninterest expense increased 4.6% to $3.02 million during the nine months ended September 30, 2002, as compared to $2.89 million for the same period of 2001. This increase resulted from normal operating activities related to Company growth since September 2001.

Financial Condition

During the nine months ended September 30, 2002, the Company's assets increased by $22.3 million from $142.9 million at December 31, 2001 to $165.2 million at September 30, 2002. Net loans grew $9.1 million and cash and investments increased $12.3 million during the period. Continued expansion of commercial banking relationships, increased loan officer production and the low interest rate environment contributed to loan growth, while excess liquidity generated by deposit growth drove investment security growth.

Deposits increased $20.8 million during the nine months ended September 30, 2002. Interest-bearing demand and savings deposit account balances and noninterest-bearing demand deposit account balance grew $12.5 million and $2.4 million, respectively, during the period, while time deposits increased $5.8 million during the period. Federal Home Loan Bank advances decreased slightly during the period from $817,000 at December 31, 2001 to $766,700 at September 30, 2002.

Stockholders' equity was $17.7 million at September 30, 2002, compared to $16.3 million at December 31, 2001. Net income of $1.33 million offset the payment of $169,400 ($0.10 per share) in common stock dividends and the repurchase of 5,000 shares of the Company's common stock at an average price of $9.66.

During April 2002, the Company declared a $0.03 per share quarterly cash dividend on its common stock paid on May 1, 2002 to shareholders of record on April 15, 2002. During July 2002, the Company declared a $0.04 per share quarterly cash dividend on its common stock paid on August 1, 2002 to shareholders of record on July 15, 2002. During October 2002, the Company declared a $0.04 per share quarterly cash dividend on its common stock payable on November 15, 2002 to shareholders of record on November 1, 2002.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $201,000 at September 30, 2002, compared to $533,000 at December 31, 2001. As to nonaccrual loans existing at September 30, 2002, approximately $7,600 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. During the nine months ended September 30, 2002, the Company foreclosed on collateral relating to loans totaling approximately $300,000 to one borrower that were previously in nonaccrual status. The sale of the existing collateral upon and subsequent to the foreclosure date resulted in the full recovery of nonaccrual interest, late charges and selling costs. At September 30, 2002 and December 31, 2001, no significant loans exist that management has identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At September 30, 2002, all loans 60 days or more delinquent, including nonperforming loans, totaled $648,000. In addition, other performing loans, totaling $967,000, existed that have other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                        Nonperforming Assets


                                                                 September 30,        December 31,
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------

Nonaccrual loans:
      Commercial                                              $             15    $                -
      Real estate mortgage                                                 152                   453
      Home equity lines of credit                                            9                    22
      Consumer                                                              25                    58
                                                                ---------------     -----------------

      Total nonaccrual loans                                               201                   533
Other real estate owned                                                      -                     -
                                                                ---------------     -----------------

      Total nonperforming assets                              $            201    $              533
                                                                ===============     =================

Loans past due 90 or more days
      accruing interest                                                      -                     -
Allowance for loan losses to
      nonaccrual loans                                                 771.64%               248.78%
Nonperforming assets to period end
      loans and other real estate owned                                  0.18%                 0.51%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                     Allowance for Loan Losses


                                                                  Nine Months Ended September 30,
                                                                -------------------------------------
(In Thousands)                                                       2002                 2001
                                                                ---------------     -----------------

Balance, beginning of period                                  $          1,326    $            1,336
Loans charged off:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                  (282)
      Consumer                                                             (40)                  (45)
                                                                ---------------     -----------------

      Total loans charged-off                                              (40)                 (327)
                                                                ---------------     -----------------

Recoveries:
      Commercial                                                             -                     -
      Real estate mortgage                                                   -                     -
      Consumer                                                              23                     6
                                                                ---------------     -----------------

      Total recoveries                                                      23                     6
                                                                ---------------     -----------------

Net recoveries (charge-offs)                                               (17)                 (321)
Provision for loan losses                                                  242                   163
                                                                ---------------     -----------------

Balance, end of period                                        $          1,551    $            1,178
                                                                ===============     =================

Allowance for loan losses to loans
      outstanding at end of period                                       1.35%                 1.20%

Allowance for loan losses to nonaccrual
      loans outstanding at end of period                               771.64%               189.39%

Net charge-offs to average loans
      outstanding during period                                         -0.02%                -0.34%


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

At September 30, 2002, the Company had outstanding loan and line of credit commitments of $27.9 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2002 amounted to $52.4 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $5.3 million for the nine months ended September 30, 2002, compared to an increase of $5.4 million for the nine months ended September 30, 2001. Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2002, compared to $1.5 million during the same period of 2001. This improvement reflects the increase in net income over the prior period.

Net cash used by investing activities was $17.1 million during the nine months ended September 30, 2002, compared to net cash used by investing activities of $1.4 million for the nine months ended September 30, 2001. The fluctuation in these amounts resulted primarily from increased loan growth and an increase in liquidity available for investment purposes created by deposit growth during 2002.

Net cash provided by financing activities was $20.5 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $5.3 million for the nine months ended September 30, 2001. The fluctuations in amounts during these periods were primarily the result of stronger deposit growth during 2002 versus 2001, and greater repayments of borrowings with the Federal Home Loan Bank and in stock repurchase activity during the 2001 period versus 2002.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the nine months ended September 30, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. At September 30, 2002, the Bank's retained earnings available for the payment of dividends was $1.86 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2002, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2002 and December 31, 2001.


                                        Analysis of Capital

                                                                   September 30,        December 31,
(In Thousands)                                                         2002                 2001
                                                                 ------------------  -------------------
Tier 1 Capital:
       Common stock                                               $            560     $            560
       Additional paid-in capital                                            2,654                2,677
       Retained earnings                                                    14,021               12,860
       Comprehensive income                                                    451                  164
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           17,686               16,261
       Less: Intangibles                                                       (30)                 (30)
       Net unrealized gain on debt and equity securities                      (451)                (164)
       Net unrealized losses on equity securities                             (109)                (137)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           17,096               15,930


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,284                1,232
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         18,380     $         17,162
                                                                 ==================  ===================

Risk-weighted assets                                              $        106,165     $        101,638

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      16.10%               15.67%
       Total risk-based capital ratio                                       17.31%               16.89%
       Tier 1 capital to average adjusted
             total assets                                                   11.01%               11.30%


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

The following table presents the Company's interest sensitivity position at September 30, 2002 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                          Interest Sensitivity Analysis

                                                                  September 30, 2002
                                    ---------------------------------------------------------------------------------
                                       Within          91-365            1 to 5            Over
(In Thousands)                         90 Days          Days              Years          5 Years            Total
                                    -------------    -------------    -------------    -------------    -------------
Interest-Earning Assets:
 Loans (1)                          $     22,875     $     12,766     $     54,729     $     24,405     $    114,775
 Securities                                2,996            4,070           27,040            1,082           35,188
 Money market and other
     short term securities                 6,764             -                -                -               6,764
                                    -------------    -------------    -------------    -------------    -------------

 Total earning assets               $     32,635     $     16,836     $     81,769     $     25,487     $    156,727
                                    =============    =============    =============    =============    =============
 Cumulative earning assets          $     32,635     $     49,471     $    131,240     $    156,727     $    156,727
                                    =============    =============    =============    =============    =============


Interest-Bearing Liabilities:
 Money market savings               $     15,142     $       -        $       -        $       -        $     15,142
 Interest checking (2)                      -                -              19,098             -              19,098
 Savings (2)                                -                -              15,961             -              15,961
 Certificates of deposit                  17,145           35,243           24,475            2,737           79,600
 FHLB advances                              -                -                -                 767              767
                                    --------------   -------------    -------------    -------------    -------------

 Total interest-bearing liabilities $     32,287    $      35,243     $     59,534     $      3,504     $    130,568
                                    ==============  ==============    =============    =============    =============
 Cumulative interest-bearing
     liabilities                    $     32,287    $      67,530     $    127,064     $    130,568     $    130,568
                                    ==============  ==============    =============    =============    =============

 Period gap                         $        348    $     (18,407)    $     22,235     $     21,983     $     26,159
 Cumulative gap                     $        348    $     (18,059)    $      4,176     $     26,159     $     26,159
 Ratio of cumulative interest-
     earning assets to interest-
     bearing liabilities                  101.08%           73.26%          103.29%          120.03%          120.03%
 Ratio of cumulative gap to total
     earning assets                         0.22%          (11.52%)           2.66%           16.69%           16.69%





(1)  Includes nonaccrual loans of $201,000, which are included in the 1 to 5 years category.
(2)  Management has determined that interest  checking and savings  accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.


Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial
Institutions,  an  amendment  of  FASB  Statements  No.  72  and  144  and  FASB
Interpretation No. 9 (SFAS 147), in October 2002. SFAS 147 removes the acquisition of financial institutions from the scope of both SFAS 72 and Interpretation 9, and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Thus the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. Additionally, this statement amends SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of this Statement are effective for transactions dated on or after October 1, 2002.

Item 3 - Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during the most recent quarter relative to our purchase of a Susquehanna Bank branch in Salisbury, Maryland.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                           November 13, 2002
---------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                           November 13, 2002
---------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer