Form 10KSB
period 2002-12-31
SHORE FINANCIAL CORP
filed 2003-03-27
CIK 1045690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-23847

SHORE FINANCIAL CORPORATION
(name of small business issuer in its charter)

VIRGINIA	54-1873994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

23253 Lankford Highway, Onley, Virginia	23418
(Address or principal executive offices)	(Zip code)

(Issuer’s telephone number, including area code: (757) 787-1335

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.33 par value
(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s  revenues for its most recent fiscal year $10,781,000.

On March 4, 2003, the aggregate market value of the 1,695,817 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $21.2 million.  This figure is based on the closing price of $12.51 per share of the Registrant’s Common Stock on March 4, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 4, 2003.

Class	Outstanding at March 4, 2003

Common Stock, $0.33 par value	1,695,817

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s 2002 Annual Report to Shareholders are incorporated by reference in Part II hereof.

(2)	Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-KSB.

	Transitional Small Business Disclosure Format	Yes	☐	No	☒

PART I

          This Form 10-KSB, including information incorporated by reference into this Form 10-KSB, contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Item 1.

DESCRIPTION OF BUSINESS

General

          Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets consist of its investment in the Bank and approximately $3.8 million in cash and other investments.  The business and management of the Company consists of the business and management of the Bank.  The Bank is a Virginia chartered, Federal Reserve member commercial bank whose predecessor began business in 1961.  The Company and the Bank are headquartered in Onley, Virginia.  The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland.  The Bank has a 23% market share of the total combined banking deposits in the Accomack and Northampton Counties in Virginia.  At December 31, 2002, the Company had assets of $180.0 million, deposits of $159.0 million and stockholders equity of $18.2 million.

          The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans.  For consumers, the Bank offers a totally free checking account, along with telephone and Internet banking services, check cards, free use of ATMs, and the full compliment of retail banking products.  The Bank is a leading real estate lender in its Virginia markets.

          The Company also offers other services that complement the core financial services offered by the Bank.  The Company has an affiliate relationship with the only independent trust company in Eastern Virginia that provides a vehicle to offer trust and asset management services within the Bank’s markets.  The Bank’s subsidiary, Shore Investments, Inc. (the “Subsidiary”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the Bank’s banking centers.  The subsidiary has also invested in a Virginia title insurance company that enables it to offer title insurance policies to its real estate loan customers.

          The Bank delivers its banking services through seven full-service banking centers, six ATMs, the Internet and the telephone.  The Bank provides administrative support to its branch network through an operations center located in Accomac, Virginia.  The facility houses the Bank’s item processing, check imaging and accounting functions.

Market Area

          The Bank’s headquarters, operations center, and five banking centers are located in Accomack and Northampton Counties, which together form the Eastern Shore of Virginia.  These two counties run approximately seventy miles from the Maryland state line south and have thousands of miles of coastline on the Chesapeake Bay and its tributaries on the west and the Atlantic Ocean on the east.  They represent the southern portion of the DELMARVA (Delaware-Maryland-Virginia) Peninsula.

          The Eastern Shore of Virginia is 20 miles from Hampton Roads, Virginia (Norfolk, Virginia Beach, Portsmouth, Hampton), one of the largest population centers in the country.  Tourism and agriculture, along with poultry and seafood processing are the predominant industries on the Eastern Shore of Virginia.  The Nature Conservancy, caretaker of 47,000 acres of ecologically significant real estate, has recently begun limited development while also acting as a catalyst for compatible development in the area.

          In Northampton County, an Eco-Industrial Park exists adjacent to a deep-water port with railroad access.  The park has been recognized nationally as a model for environmentally friendly industrial development.   In addition, a 3,000 unit gated community opened in spring 2001, which includes an Arnold Palmer designed golf course, with plans existing for a second course designed by golf legend Jack Nicklaus.

          Accomack County is the home of NASA’s Wallops Island Space Facility and the Virginia Space Port Authority, as well as the tourist destinations of Chincoteague Island and The Assateague National Wildlife Refuge, with the refuge drawing over one million visitors annually.

          The Bank also has two banking centers in Salisbury, Maryland, the crossroads of the DELMARVA Peninsula.  Approximately 175,000 people live within a 30-mile radius of Salisbury, which is the regional hub for industry, commerce, health care, recreation and the arts.  Salisbury is home to Perdue Farms, Peninsula Regional Medical Center, Salisbury University, and a vibrant technology industry.  Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

          The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions, insurance companies and brokerage houses.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, having convenient business hours, and by marketing its position as the only locally-owned independent bank on the Eastern Shore of Virginia, and one of four in Salisbury/Wicomico, Maryland.

Credit Policies

          The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased, depending on prevailing economic conditions.  The Bank employs extensive written policies and procedures to mitigate credit risk.  The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Bank’s policies.

          In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit.  At December 31, 2002, commitments to extend credit totaled $29.8 million.

          One-to-Four Family Residential Real Estate Lending.  The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences, virtually all of which are located in its market area.  At December 31, 2002, one-to-four family real estate loans aggregated $53.7 million or 46.0% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan.  Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate.  Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences.  The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages on a more restrictive basis. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

          Construction Lending.  The Bank makes local construction loans, primarily residential and small commercial loans.  The construction loans are secured by the property for which the loan was obtained.  At December 31, 2002, construction loans outstanding were $2.2 million, or 1.8%, of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

          Commercial Real Estate Lending.  The Bank also originates commercial real estate loans.  Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development.  At December 31, 2002, commercial real estate loans aggregated $28.8 million or 24.4% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 3 years, generally amortize over 5 to 15 years and may have a call provision.  The Bank’s commercial real estate loans are secured by properties in its market area.

          In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 100% of the security property’s appraised value, although the Bank’s loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans may involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to adverse conditions in the real estate market or in the economy generally. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and the personal guarantees or endorsements of borrowers.

          Commercial Loans.  At December 31, 2002, commercial loans aggregated $4.9 million or 4.2% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of fundsfor the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

          Consumer Lending.  The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit.  At December 31, 2002, the Bank had consumer loans of $15.6 million or 13.2% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $100,000. The Bank originates virtually all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

          At December 31, 2002, the Bank had 59 full-time and 21 part-time employees.  The Bank considers relations with its employees to be good.

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

The Company

          General.  The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and the regulation, supervision and examination requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval. Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

          Activities Obligations and Restrictions. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the Federal Deposit Insurance Corporation (“FDIC”) insurance funds. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.

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

The Bank

          General.  As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission’s (“SCC”) Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations.The Federal Reserve and the SCC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements.  The SCC completed its most recent examination in September 2001, while the Federal Reserve completed a compliance examination of the Bank during November 2002 and a safety and soundness examination during February 2003. Federal and state laws preclude the Bank from disclosing the results of these examinations.

          Insurance of Accounts.  The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Savings Association Insurance Fund (“SAIF”). However, a portion of the Bank’s deposits is subject to assessments imposed by the Bank Insurance Fund (“BIF”). The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from zero ($2,000 minimum) to 0.27 percent of a bank’s average assessment base, depending on the institutions capital position and other supervisory factors.

          Regulatory Capital Requirements.  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Generally, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2002, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 13.13%, 11.87% and 7.87%, respectively.

          Capital Distributions. The Bank is subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).  For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years.  Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums.  Federal Reserve member banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice.  In addition, under Virginia law, no dividend may be declared or paid that would impair a Virginia chartered bank’s paid-in capital.  The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank’s financial soundness.

          Financial Modernization Legislation.  The Gramm-Leach-Bliley Act of 1999 (“GLBA”) was signed into law on November 12, 1999.  The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance.  The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

          GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses.  To achieve this purpose, GLBA creates a new type of company, the “financial holding company.”  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

•	Securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

•	Insurance underwriting, sales and brokerage activities.

          A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. However, the Company has not elected to be treated as a financial holding company under GLBA at this time.

          GLBA, and certain new regulations issued by federal banking agencies, also provide new protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

          Many of GLBA’s provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2002. Neither the provisions of GLBA nor the act’s implementing regulations, as proposed or adopted, have a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

Recent Legislation

          USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcements and the intelligence communities abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

          Sarbanes-Oxley Act of 2002.    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted since the 1930’s.

          The SOA generally applies to all companies that file or are required to file periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), including banks regulated by the FDIC. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (the “SEC”) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

          The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Item 2.

DESCRIPTION OF PROPERTY

          The main office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988.  The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2004, with three remaining five-year renewals.  During February 1999, the Company entered into a five-year lease agreement (with two five-year renewals) to lease commercial office space that accommodates the Company’s administrative operations and the Bank’s item processing function.  The Bank operates six other banking offices (4 in Virginia and 2 in Salisbury, Maryland), with all being owned free of any encumbrances. Until February 2003, the Bank leased the downtown Salisbury branch location under an agreement that was originally renewed during 2002 to expire in 2007, with two five-year renewals after 2007. During February 2003, the Bank purchased the building pursuant to a purchase option within the agreement.

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

Item 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Market Information

          The Company’s common stock is listed on the Nasdaq National Market under the symbol “SHBK.” The following table sets forth the per share high and low sales prices for the common stock as reported on the Nasdaq National Market for the periods indicated:

	Price Range

	High	Low

2001
First Quarter	$7.63	$7.25
Second Quarter	9.50	7.38
Third Quarter	10.20	7.56
Fourth Quarter	9.95	9.10
2002
First Quarter	$9.90	$9.00
Second Quarter	11.90	9.60
Third Quarter	12.24	10.75
Fourth Quarter	12.40	11.50

          At February 14, 2003, there were 1,695,817 shares of common stock outstanding held by 794 stockholders of record.

          Dividend Policy

          During February and May of 2002, the Company paid quarterly dividends of $0.03 per share, while during August and November of 2002, the Company paid quarterly dividends of $0.04 per share. During March of 2001, the Company paid an annual cash dividend of $0.09 per share, and during November of 2001, the Company paid a $0.03 per share quarterly cash dividend. On January 14, 2003, the Company declared a $0.05 per share quarterly cash dividend paid on February 1, 2003 to shareholders of record on January 15, 2003. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the years ended December 31, 2002 and 2001, the Bank declared and paid the Company dividends of $500,000 and $1.7 million, respectively.

          Equity Compensation Plan Information

          The following table summarizes information, as of December 31, 2002, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Year Ended December 31, 2002

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by shareholders (1)	73,550	(2)	$8.72	237,000
Equity compensation plans not approved by shareholders	—		—	—
Total	73,550		$8.72	237,000

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.
(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The information included under “Selected Financial Highlights” appearing on page 2of the Annual Report and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 20 of the Annual Report are incorporated herein by reference.

Item 7.

FINANCIAL STATEMENTS

          The Consolidated Financial Statements and the notes thereto on pages 21 through 49 of the Annual Report are incorporated herein by reference.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

          None.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Name	Age	Position

Steven M. Belote	37	Vice President, Chief Financial Officer, and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank

Item 10.

EXECUTIVE COMPENSATION

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part III, Items 9. through 12., is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 22, 2003, which was filed with the Securities and Exchange Commission pursuant to Rule 14a-6 on March 19, 2003.

PART IV

Item  13.

EXHIBITS AND FORM 8-K

(a)	The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

11.0	Earnings Per Share Computation.**

13.0	2002 Annual Report to Shareholders (filed herewith).

21.0	Subsidiaries of the Registrant -- Reference is made to “Item 1. Description of Business” or the required information.

99.1	Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.
**	Information required herein is incorporated by reference from Note 15 on page 46 of the financial statements attached hereto to this Form 10-KSB.
***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.

(b)	Reports on Form 8-K.

Form 8-K was filed during the most recent quarter relative to our purchase of a Susquehanna Bank branch in Salisbury, Maryland.

Item  14.

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

Scott C. Harvard President and Chief Executive Officer

Dated: March 26, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HENRY P. CUSTIS, JR.	Chairman of the Board and Director	March 26, 2003

Henry P Custis, Jr.

/s/ SCOTT C. HARVARD	President (Principal Executive Officer) and Director	March 26, 2003

Scott C. Harvard

/s/ STEVEN M. BELOTE	Vice President (Principal Financial and Accounting Officer)	March 26, 2003

Steven M. Belote

/s/ TERRELL E. BOOTHE	Director	March 26, 2003

Terrell E. Boothe

/s/ D. PAGE ELMORE	Director	March 26, 2003

D. Page Elmore

/s/ RICHARD F. HALL, III	Director	March 26, 2003

Richard F. Hall, III

/s/ LLOYD J. KELLAM, III	Director	March 26, 2003

Lloyd J. Kellam, III

/s/ L. DIXON LEATHERBURY	Director	March 26, 2003

L. Dixon Leatherbury

/s/ A. JACKSON MASON	Director	March 26, 2003

A. Jackson Mason

Form 10-KSB

I, Steven M. Belote, certify that:

          1.  I have reviewed this annual report on Form 10-KSB of Shore Financial Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ STEVEN M. BELOTE

CFO and Vice President

Form 10-KSB

I, Scott C. Harvard, certify that:

          1.  I have reviewed this annual report on Form 10-KSB of Shore Financial Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ SCOTT C. HARVARD

President and CEO