Form 10QSB
period 2003-03-31
SHORE FINANCIAL CORP
filed 2003-05-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934
               For the quarterly period ended March 31, 2003

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------ ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

        Virginia                                             54-1873994
---------------------------------                      ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)

    25253 Lankford Highway
       Onley, Virginia                                        23418
---------------------------------                      ----------------------
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

Number of shares of Common Stock outstanding as of May 13, 2003:  1,696,717

Transitional Small Business Disclosure Format:  Yes____        No__X__

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002

                    Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

                    Consolidated Statement of Stockholders' Equity for the Three Months ended March 31, 2003

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

                                   SIGNATURES



                                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Financial Condition


                                                                           March 31,           December 31,
                                                                             2003                  2002
----------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                            ASSETS


Cash (including interest - earning deposits of
     approximately $3,066,100 and $2,532,000, respectively)         $         9,197,200      $        7,534,900
Investment securities:
     Held to maturity (fair value of $5,052,100 and
        $5,069,500, respectively)                                             5,002,700               5,003,800
     Available for sale (amortized cost of $37,026,000 and
        $40,546,900, respectively)                                           38,292,000              41,490,900
     Federal Home Loan Bank stock, at cost                                      795,000                 542,700
     Federal Reserve Bank stock, at cost                                        124,800                 124,800
     Community Bankers' Bank stock, at cost                                      21,100                  21,100
Loans receivable, net                                                       119,522,800             116,809,800
Premises and equipment, net                                                   4,246,000               3,472,200
Other assets                                                                  4,949,400               4,993,100
                                                                    --------------------------------------------

                                                                    $       182,151,000      $      179,993,300
                                                                    ============================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Interest bearing                                            $       141,649,600      $      143,220,500
        Noninterest bearing                                                  17,208,300              15,768,800
Advances from Federal Home Loan Bank                                          3,733,300               2,150,000
Other liabilities                                                               805,900                 636,500
                                                                    --------------------------------------------
            Total liabilities                                               163,397,100             161,775,800
                                                                    --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                                -                       -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,696,717 and 1,695,817 shares
        issued and outstanding, respectively                                    559,900                 559,600
     Additional capital                                                       2,660,700               2,654,500
     Retained earnings, substantially restricted                             14,730,600              14,394,200
     Accumulated other comprehensive income                                     802,700                 609,200
                                                                    --------------------------------------------
            Total stockholders' equity                                       18,753,900              18,217,500
                                                                    --------------------------------------------

                                                                    $       182,151,000      $      179,993,300
                                                                    ============================================


                  The accompanying notes are an integral part of these financial statements.



                    SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income



                                                     Three Months Ended March 31,
                                                 -------------------------------------
                                                       2003                2002
--------------------------------------------------------------------------------------
Interest and dividend income
     Loans                                       $       1,915,100    $     1,924,000
     Investments
        Taxable interest                                   376,700            309,400
        Tax-exempt interest                                 28,400             34,300
        Dividends                                           29,900             34,000
                                                 -------------------------------------
           Total interest and dividend income            2,350,100          2,301,700
                                                 -------------------------------------

Interest expense
     Deposits                                              888,600            930,600
     FHLB advances                                          13,900             11,900
                                                 -------------------------------------
        Total interest expense                             902,500            942,500
                                                 -------------------------------------

Net interest income                                      1,447,600          1,359,200

Provision for loan losses                                   95,100             76,100
                                                 -------------------------------------

Net interest income after
     provision for loan losses                           1,352,500          1,283,100
                                                 -------------------------------------

Noninterest income
     Deposit account fees                                  248,300            220,800
     Loan fees                                              31,200             46,000
     Commissions on investment brokerage sales              40,500             16,100
     Other                                                  76,700             46,200
                                                 -------------------------------------
        Total noninterest income                           396,700            329,100
                                                 -------------------------------------

Noninterest expense
     Compensation and employee
        benefits                                           540,400            472,800
     Occupancy and equipment                               298,200            265,700
     Data processing                                       106,700            118,400
     Advertising                                            14,700             19,100
     Federal insurance premium                               6,100              6,000
     Other                                                 160,600            128,700
                                                 -------------------------------------
        Total noninterest expense                        1,126,700          1,010,700
                                                 -------------------------------------

Income before income taxes                                 622,500            601,500

Income taxes                                               201,200            192,500
                                                 -------------------------------------

Net income                                       $         421,300    $       409,000
                                                 =====================================

Cash Dividends Declared Per Share                $            0.05   $           0.03
                                                 =====================================

Earnings Per Common Share:
        Basic                                    $            0.25   $           0.24
                                                 =====================================

        Diluted                                  $            0.25   $           0.24
                                                 =====================================



     The accompanying notes are an integral part of these financial statements.



                                                    SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                   Consolidated Statement of Stockholders' Equity
                                                         Three Months Ended March 31, 2003


---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                    Other
                                 Number of       Common      Additional        Retained         Comprehensive
                                  Shares          Stock        Capital         Earnings            Income            Total
                              -------------  ------------  --------------  ---------------  ------------------  -----------------
Balance, December 31, 2002      1,695,817     $  559,600    $  2,654,500    $  14,394,200    $    609,200        $    18,217,500

Common stock cash dividend
     declared                        -              -               -             (84,900)           -                   (84,900)

Exercise of stock options             900            300           6,200             -               -                     6,500

Comprehensive income                 -              -               -             421,300         193,500                614,800
                              ---------------------------------------------------------------------------------------------------


Balance, March 31, 2003         1,696,717     $  559,900    $  2,660,700    $  14,730,600    $    802,700        $    18,753,900
                              ===================================================================================================




                                     The accompanying notes are an integral part of these financial statements.




                SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows



                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2003          2002
-----------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                    $    421,300    $  409,000
    Adjustments to reconcile to net cash
      provided by operating activities:
         Provision for loan losses                      95,100        76,100
         Depreciation and amortization                  90,100        77,400
         Amortization of premium and accretion
           of discount on securities, net               24,800        17,200
         Loss on sale of investment securities           3,700          -
         Loss on disposal of fixed assets                 -            2,000
         Increase in cash surrender value of
           life insurance                              (39,200)         -

         Changes in:
           Deferred loan fees                           (6,200)      (12,800)
           Other assets                                (46,300)      (20,400)
           Other liabilities                           169,400       197,500
                                                  ---------------------------
           Net cash provided by operating
              activities                               712,700       746,000
                                                  ---------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities          (12,800)   (2,239,000)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                  3,506,300       120,100
    Purchase of held-to-maturity securities               -       (2,986,200)
    Proceeds from maturities, prepayments and calls
      of held-to-maturity securities                      -        2,000,000
    Purchase of Federal Home Loan Bank stock          (252,300)      (32,200)
    Loan originations, net of repayments            (2,801,900)   (1,366,000)
    Purchase of premises and equipment                (863,200)     (335,100)
                                                  ---------------------------
           Net cash used by investing activities     (423,900)    (4,838,400)
                                                  ---------------------------



                SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows


                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2003          2002
-----------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in demand deposits               $  5,651,900   $ 8,038,600
    Net increase in time deposits                   (5,783,300)    2,450,700
    Proceeds from FHLB advances                      9,900,000     1,500,000
    Repayments of FHLB advances                     (8,316,700)   (1,516,700)
    Repurchase of common stock                            -          (48,300)
    Proceeds from exercise of stock options              6,500          -
    Payment of dividends on common stock               (84,900)      (50,900)
                                                  ---------------------------
           Net cash provided by financing
              activities                             1,373,500    10,373,400
                                                  ---------------------------

Increase in cash and cash equivalents                1,662,300     6,281,000

Cash and cash equivalents, beginning of period       7,534,900     6,605,900
                                                  ---------------------------

Cash and cash equivalents, end of period          $  9,197,200   $12,886,900
                                                  ===========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest      $    911,800    $  929,600
    Cash paid during the period for income taxes  $       -       $   25,000

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                         $       -       $   41,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2003 and 2002.



                                                   Three Months Ended March 31,
                                               -------------------------------------
                                                    2003                 2002
                                               ----------------     ----------------

Net income (numerator, basic and diluted)        $     421,300        $     409,000
Weighted average shares outstanding
(denominator)                                        1,696,100            1,696,300
                                               ----------------     ----------------

Earnings per common share - basic                $        0.25        $        0.24
                                               ================     ================

Effect of dilutive securities:

Weighted average shares outstanding                  1,696,100            1,696,300
Effect of stock options                                 18,500                6,600
                                               ----------------     ----------------
Diluted average shares outstanding
(denominator)                                        1,714,600            1,702,900
                                               ----------------     ----------------

Earnings per common share -
assuming dilution                                $        0.25        $        0.24
                                               ================     ================



NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2003 and 2002:


                                                    Three Months Ended March 31,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Net income                                         $      421,300     $     409,000
Other comprehensive income                                193,500          (188,800)
                                                 -----------------  ----------------

Total comprehensive income                         $      614,800     $     220,200
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2003 and 2002.


                                                    Three Months Ended March 31,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Unrealized gains (losses) on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                    $      318,300     $    (287,000)
Less: reclassification adjustment
      for loss included in income                           3,700              -
                                                 -----------------   ---------------

Total other comprehensive income (loss)
     before tax effect                                    322,000          (287,000)

Tax effect                                               (128,500)           98,200
                                                 -----------------   ---------------

Net unrealized gain (loss)                         $      193,500      $   (188,800)
                                                 =================   ===============


NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2003 and 2002:



                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions         Total
                                                ------------     -----------       ------------      ---------------   ------------

Net Interest Income:
     Three months ended March 31, 2003           $    1,105       $     189        $       421       $        (267)    $    1,448
     Three months ended March 31, 2002           $      994       $     169        $       367       $        (171)    $    1,359

Assets:
     March 31, 2003                              $  142,303       $  38,597        $    55,010       $     (53,759)    $  182,151
     December 31, 2002                           $  140,389       $  39,060        $    56,774       $     (56,230)    $  179,993



NOTE 6 - SUBSEQUENT EVENT

During April 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on May 1, 2003 to shareholders of record on April 21, 2003.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2003 was $421,300, compared to net income of $409,000 for the same period of the prior year. Continued strong loan growth and asset quality, along with record quarterly earnings from the bank's investment subsidiary, Shore Investments Inc., positively impacted the quarter's performance. The March 2003 results reflect the impact of the Susquehanna branch deposit acquisition during December 2002. As a result of having to invest the deposits acquired in investment securities as opposed to loans, the Company's net interest margin declined during the quarter. Going forward, net interest margin growth will hinge upon the Company's ability to redeploy these funds into loans, particularly in its Maryland market.

Net Interest Income

Net interest income increased 6.5% to $1.45 million for the three months ended March 31, 2003, compared to $1.36 million for the same period in 2002. A decrease in net interest margin from 3.94% in 2002 to 3.50% during the 2003 period, primarily relating to the Susquehanna deposit acquisition, impacted net interest income. Although yields on all earning assets continued to decline, so did funding costs. Additionally, strong loan growth continued to drive net interest income during the period, thus mitigating the impact of the margin reduction.

Average earning assets increased $27.5 million during the March 2003 period as compared to the March 2002 period. Increases in average investment securities, primarly due to the deposit acquisition, accounted for a significant portion of this growth during the period. Average investment securities increased by $15.6 million, while average loans experienced similar growth with an increase of $13.3 million during the March 2003 period as compared to the March 2002 period. The Susquehanna deposit acquisition also impacted average interest-bearing deposits which increased $26.9 million during the period. Additionally, the Bank experienced 24.6% growth in average noninterest-bearing demand deposits which increased to $15.8 million during the March 2003 period as compared to $12.7 million during the March 2002 period.

Interest and dividend income increased 2.1% to $2.35 million for the three months ended March 31, 2003, compared to $2.30 million for the same period in 2002. Market-driven declines in loan and investment yields continued to impact interest income, with decreases in these categories of 83 and 128 basis points, respectively from March 2002 to March 2003. Real estate and home equity line lending primarily drove loan growth for the period.

Interest expense decreased 4.2% to $902,500 for the three months ended March 31, 2003, compared to $942,500 for the same period in 2002. Funding costs continued to decline with the average rate on interest-bearing liabilities decreasing from 3.21% in 2002 to 2.49% for the March 2003 period. Time deposit costs declined 78 basis points, while checking and savings deposit costs dropped 38 basis points. These declines occurred despite purchasing $17.0 million in Susquehanna deposits and additional growth of $9.9 million in average interest-bearing deposits since March 2002.

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


                                 Average Balances, Income and Expenses, Yields and Rates

                                                                    Three Months Ended March 31,
                                         ---------------------------------------------------------------------------------
                                             2003                                      2002
                                         ---------------------------------------    --------------------------------------
                                            Average        Income/     Yield/        Average        Income/      Yield/
(In Thousands)                              Balance        Expense      Rate         Balance        Expense       Rate
                                         ------------  ------------- -----------  -------------  ------------  -----------
Assets:
       Securities (1)                    $    44,255    $       442       4.00%   $     28,648   $       378        5.28%
       Loans (net of unearned income):
             Real estate mortgage             68,577          1,089       6.35%         56,960         1,037        7.28%
             Commercial                       35,252            610       6.92%         36,622           672        7.34%
             Home equity lines                13,204            154       4.67%          9,227           117        5.07%
             Consumer                          2,660             62       9.32%          3,617            98       10.84%
                                           ----------     ----------                -----------    ----------
                 Total loans                 119,693          1,915       6.40%        106,426         1,924        7.23%
       Interest-bearing deposits
             in other banks                    3,205              7       0.87%          4,627            18        1.56%
                                           ----------     ----------                -----------    ----------
                 Total earning assets        167,153          2,364       5.66%        139,701         2,320        6.64%
                                           ----------     ----------                -----------    ----------
       Less: allowance for loan losses        (1,637)                                   (1,346)
       Total nonearning assets                14,644                                     8,907
                                           ----------                               -----------
       Total assets                      $   180,160                              $    147,262
                                           ==========                               ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings        $    56,524    $       115       0.81%   $     42,032   $       125        1.19%
             Time deposits                    86,752            773       3.56%         74,323           806        4.34%
                                           ----------     ----------                -----------    ----------

                 Total interest-bearing
                 deposits                    143,276            888       2.48%        116,355           931        3.20%

       FHLB advances                           1,788             14       3.13%            976            12        4.92%
                                           ----------     ----------                -----------    ----------
                 Total interest-bearing
                 liabilities                 145,064            902       2.49%        117,331           943        3.21%
                                                          ----------                               ----------
       Non-interest bearing liabilities:
             Demand deposits                  15,837                                    12,707
             Other liabilities                   829                                       728
                                           ----------                               -----------

       Total liabilities                     161,730                                   130,766
       Stockholders' equity                   18,430                                    16,496
                                           ----------                               -----------

       Total liabilities and
          stockholders' equity           $   180,160                              $    147,262
                                           ==========                               ===========

       Net interest income (1)                          $     1,462                              $     1,377
                                                          ==========                               ==========

       Interest rate spread (1)(2)                                        3.17%                                     3.43%
       Net interest margin (1)(3)                                         3.50%                                     3.94%


(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $14,000 and $18,000 for the three months ended
         March 31, 2003 and 2002, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.

Noninterest Income

Noninterest income was $396,700 during the three months ended March 31, 2003, as compared to $329,100 for the same period in 2002, representing a 20.5% increase over the prior period. Increases in the cash surrender value of insurance income, deposit account fees and commissions earned by Shore Investments Inc. primarily drove this growth.

Provision for Loan Losses

Provision for loan losses was $95,100 for the three months ended March 31, 2003, as compared to $76,100 for the same period of 2002. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.13 million for the three months ended March 31, 2003, as compared to $1.01 million during the same period of 2002, representing an increase of 11.5%. Increased employee compensation and benefits expense constituted the majority of this increase, including a 22.0% rise in health insurance costs over the 2002 period.

Financial Condition

During the three months ended March 31, 2003, the Company's assets increased by $2.2 million from $180.0 million at December 31, 2002 to $182.2 million at March 31, 2003. Net loans grew $2.7 million and cash and investments decreased $1.3 million during the period. A continuing favorable lending environment and good loan officer production contributed to loan growth, while the purchase of a branch building in Salisbury, Maryland previously leased and general liquidity needs drove the declines in cash and investment securities.

Deposits remained relatively flat at $158.9 million during the three months ended March 31, 2003. Interest-bearing demand and savings deposit account balances increased $4.2 million and noninterest-bearing demand deposits increased $1.4 million, while higher-costing time deposits decreased $5.8 million during the period. Federal Home Loan Bank advances increased during the period from $2.2 million at December 31, 2002 to $3.7 million at March 31, 2003.

Stockholders' equity was $18.8 million at March 31, 2003, compared to $18.2 million at December 31, 2002. Comprehensive income of $614,800 offset a common stock dividend payment of $84,900 ($0.05 per share).

During April 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on May 1, 2003 to shareholders of record on April 21, 2003.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $675,000 at March 31, 2003, compared to $879,000 at December 31, 2002. As to nonaccrual loans existing at March 31, 2003, approximately $8,900 of interest income would have been recognized during the three months then ended if interest thereon had accrued. During the three months ended March 31, 2003, a loan totaling $368,000 identified as impaired at December 31, 2002 under the established accounting guidelines was brought current with the principal due being significantly reduced through the sale of assets by the borrower. Approximately $125,000 in principal due remains at March 31, 2003 with sufficient remaining collateral securing it. Accordingly, the Bank continues to maintain the loan in nonaccrual status and classify it as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At March 31, 2003, all loans 60 days or more delinquent, including nonperforming loans, totaled $815,000. In addition, other performing loans, totaling $720,000, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                 March 31,           December 31,
(In Thousands)                                                                     2003                  2002
                                                                            -------------------   --------------------
Nonaccrual loans:
       Commercial                                                              $         -           $         -
       Real estate mortgage                                                               430                   677
       Home equity lines of credit                                                         76                  -
       Consumer                                                                           169                   202
                                                                            -------------------   --------------------

       Total nonaccrual loans                                                             675                   879
Other real estate owned                                                                  -                     -
                                                                            -------------------   --------------------

       Total nonperforming assets                                              $          675        $          879
                                                                            ===================   ====================

Loans past due 90 or more days
       accruing interest                                                                 -                     -
Allowance for loan losses to
       nonaccrual loans                                                                251.56%               182.37%
Nonperforming assets to period end
       loans and other real estate owned                                                 0.56%                 0.74%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                    Three Months Ended March 31,
                                                                           -----------------------------------------------
(In Thousands)                                                                    2003                       2002
                                                                           -------------------       ---------------------
Balance, beginning of period                                                   $        1,603           $           1,326
Loans charged off:
       Commercial                                                                        -                           -
       Real estate mortgage                                                              -                           -
       Consumer                                                                            (3)                        (11)
                                                                           -------------------       ---------------------

       Total loans charged-off                                                             (3)                        (11)
                                                                           -------------------       ---------------------

Recoveries:
       Commercial                                                                        -                           -
       Real estate mortgage                                                              -                           -
       Consumer                                                                             3                           1
                                                                           -------------------       ---------------------

       Total recoveries                                                                     3                           1
                                                                           -------------------       ---------------------

Net recoveries (charge-offs)                                                             -                            (10)
Provision for loan losses                                                                  95                          76
                                                                           -------------------       ---------------------

Balance, end of period                                                         $        1,698           $           1,392
                                                                           ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                      1.40%                       1.31%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                              251.56%                     548.03%

Net charge-offs to average loans
       outstanding during period                                                         0.00%                      -0.01%


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

At March 31, 2003, the Company had outstanding loan and line of credit commitments of $28.5 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2003 amounted to $50.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.7 million for the three months ended March 31, 2003, compared to an increase of $6.3 million for the three months ended March 31, 2002. Net cash provided by operating activities was $712,700 for the three months ended March 31, 2003, compared to $746,000 during the same period of 2002. This decrease reflects additional noncash income generated from increases in cash surrender values of life insurance and other fluctuations in normal operating activities.

Net cash used by investing activities was $423,900 during the three months ended March 31, 2003, compared to net cash used by investing activities of $4.8 million for the three months ended March 31, 2002. Although loan growth was stronger during the 2003 period, deposit growth remained flat as compared to the significant growth experienced in this area during the 2002 period, resulting in less excess liquidity for investment purposes.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2003, compared to net cash provided by financing activities of $10.4 million for the three months ended March 31, 2002. The acquisition of $17.0 million in deposits from Susquehanna Bank during December 2002 created less of a need to aggressively grow deposits during the March 2003 quarter. This acquisition provided sufficient liquidity to fund other investing activities of the Company during the quarter.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the three months ended March 31, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. The Bank did not pay dividends to the Company during the three months ended March 31, 2003. At March 31, 2003, the Bank's retained earnings available for the payment of dividends was $1.44 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2003 and December 31, 2002.


                                          Analysis of Capital

                                                                     March 31,          December 31,
(In Thousands)                                                         2003                 2002
                                                                 ------------------  -------------------
Tier 1 Capital:
       Common stock                                               $            560     $            560
       Additional paid-in capital                                            2,661                2,654
       Retained earnings                                                    14,730               14,394
       Accumulated other comprehensive income                                  803                  609
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           18,754               18,217
       Less: Intangibles                                                      (637)                (650)
       Net unrealized gain on debt and equity securities                      (803)                (609)
       Net unrealized losses on equity securities                             -                     (41)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           17,314               16,917


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,698                1,366
       Net unrealized gains on equity securities                               221                    8
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         19,233     $         18,291
                                                                 ==================  ===================

Risk-weighted assets                                              $        115,827     $        112,642

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      14.95%               15.02%
       Total risk-based capital ratio                                       16.60%               16.24%
       Tier 1 capital to average adjusted
             total assets                                                    9.64%               10.72%


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

The following table presents the Company's interest sensitivity position at March 31, 2003 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                                       Interest Sensitivity Analysis

                                                                               March 31, 2003
                                                 -------------------------------------------------------------------------
                                                    Within        91-365        1 to 5          Over
(In Thousands)                                      90 Days        Days          Years         5 Years         Total
                                                 -------------  -----------  -------------  -------------  ---------------
Interest-Earning Assets:
       Loans (1)                                 $     29,013   $   13,190   $     56,744   $     22,273   $      121,220
       Securities                                         996        8,111         31,008          4,121           44,236
       Money market and other
           short term securities                        3,066         -              -              -               3,066
       Bank-Owned Life Insurance                         -           3,039           -              -               3,039
                                                 -------------  -----------  -------------  -------------  ---------------

       Total earning assets                      $     33,075   $   24,340   $     87,752   $     26,394   $      171,561
                                                 =============  ===========  =============  =============  ===============
       Cumulative earning assets                 $     33,075   $   57,415   $    145,167   $    171,561   $      171,561
                                                 =============  ===========  =============  =============  ===============


Interest-Bearing Liabilities:
       Money market savings                      $     16,937   $     -      $       -      $       -      $       16,937
       Interest checking (2)                             -            -            20,462           -              20,462
       Savings (2)                                        713        1,964         17,765           -              20,442
       Certificates of deposit                         11,542       38,582         31,732          1,953           83,809
       FHLB advances                                    3,000         -              -               733            3,733
                                                 -------------  -----------  -------------  -------------  ---------------

       Total interest-bearing liabilities        $     32,192   $   40,546   $     69,959   $      2,686   $      145,383
                                                 =============  ===========  =============  =============  ===============
       Cumulative interest-bearing liabilities         32,192       72,738        142,697        145,383          145,383
                                                 =============  ===========  =============  =============  ===============

       Period gap                                $        883   $  (16,206)  $     17,793   $     23,708   $       26,178
       Cumulative gap                            $        883   $  (15,323)  $      2,470   $     26,178   $       26,178
       Ratio of cumulative interest-earning
           assets to interest-bearing
           liabilities                                 102.74%       78.93%        101.73%        118.01%          118.01%
       Ratio of cumulative gap to total
           earning assets                                0.51%       -8.93%          1.44%         15.26%           15.26%



(1)  Includes nonaccrual loans of $675,000, which are included in the 1 to 5 years category.
(2)  Management has determined that interest  checking and savings  accounts are not sensitive to changes in related market rates and,  therefore,  they are placed in the 1 to 5 years category.


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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during April 2003 relative to the Company's March 31, 2003 earnings release dated April 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                               May 13, 2003
------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                               May 13, 2003
------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

Pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)




I, Scott C. Harvard, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Shore Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                                     /s/ Scott C. Harvard
                                                     ---------------------
                                                     President and CEO

Pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)




I, Steven M. Belote, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Shore Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                                     /s/ Steven M. Belote
                                                     --------------------
                                                     CFO and Vice President

   Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

The undersigned, as the chief executive officer of Shore Financial Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.


                                                      /s/ Scott C. Harvard
                                                      ---------------------
                                                      Chief Executive Officer

   Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

The undersigned, as the chief financial officer of Shore Financial Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.



                                                        /s/ Steven M. Belote
                                                        ----------------------
                                                        Chief Financial Officer