Form 10QSB
period 2003-06-30
SHORE FINANCIAL CORP
filed 2003-08-13
CIK 1045690

1
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934
               For the quarterly period ended June 30, 2003

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                        54-1873994
---------------------------------                     -------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

   25253 Lankford Highway
     Onley, Virginia                                         23418
--------------------------------                     -------------------------
   (Address of Principal                                  (Zip Code)
     Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of August 13, 2003:  1,698,067

Transitional Small Business Disclosure Format:  Yes ____  No __X__

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition as of June 30, 2003 and December 31, 2002

                    Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002

                    Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

                    Consolidated Statement of Stockholders' Equity for the Six Months ended June 30, 2003

                    Notes to Unaudited Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                    Results of Operations

                    Financial Condition

                    Asset Quality

                    Liquidity and Capital Resources

                    Interest Sensitivity

                    Recent Accounting and Reporting Pronouncements

         Item 3 - Controls and Procedures


                           PART II - OTHER INFORMATION Item 1 - Legal Proceedings Item 2 - Changes in Securities Item 3 - Defaults Upon Senior Securities Item 4 - Submission of Matters to Vote of Security Holders Item 5 - Other Information Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES



                                 SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Financial Condition


                                                                           June 30,            December 31,
                                                                             2003                  2002
----------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                              ASSETS


Cash (including interest - earning deposits of
     approximately $1,642,900 and $2,532,000, respectively)         $         6,812,600      $        7,534,900
Investment securities:
     Held to maturity (fair value of $5,033,000 and
        $5,069,500, respectively)                                             5,001,600               5,003,800
     Available for sale (amortized cost of $36,945,500 and
        $40,546,900, respectively)                                           38,619,500              41,490,900
     Federal Home Loan Bank stock, at cost                                      795,000                 542,700
     Federal Reserve Bank stock, at cost                                        124,800                 124,800
     Community Bankers' Bank stock, at cost                                      21,100                  21,100
Loans receivable, net                                                       126,859,900             116,809,800
Premises and equipment, net                                                   4,251,700               3,472,200
Other assets                                                                  4,981,800               4,993,100
                                                                    --------------------------------------------

                                                                    $       187,468,000      $      179,993,300
                                                                    --------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Interest bearing                                            $       139,183,700      $      143,220,500
        Noninterest bearing                                                  18,113,500              15,768,800
Advances from Federal Home Loan Bank                                          9,816,700               2,150,000
Other liabilities                                                               889,700                 636,500
                                                                    --------------------------------------------
            Total liabilities                                               168,003,600             161,775,800
                                                                    --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                                   -                       -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,696,917 and 1,695,817 shares
        issued and outstanding, respectively                                    560,000                 559,600
     Additional capital                                                       2,662,100               2,654,500
     Retained earnings, substantially restricted                             15,180,100              14,394,200
     Accumulated other comprehensive income                                   1,062,200                 609,200
                                                                    --------------------------------------------
            Total stockholders' equity                                       19,464,400              18,217,500
                                                                    --------------------------------------------

                                                                    $       187,468,000      $      179,993,300
                                                                    --------------------------------------------


                  The accompanying notes are an integral part of these financial statements.




                                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                               Three Months Ended June 30,          Six Months Ended June 30,
                                             ---------------------------------   ---------------------------------
                                                  2003             2002               2003             2002
------------------------------------------------------------------------------------------------------------------
Interest and dividend income
    Loans                                    $    1,940,800    $    1,954,700     $    3,855,900   $    3,878,700
    Investments
       Taxable interest                             347,700           344,300            716,500          645,600
       Tax-exempt interest                           28,400            34,100             56,800           68,400
       Dividends                                     54,700            41,900             92,500           84,000
                                             ----------------------------------  ---------------------------------
          Total interest and dividend income      2,371,600         2,375,000          4,721,700        4,676,700
                                             ----------------------------------  ---------------------------------

Interest expense
    Deposits                                        813,300           921,500          1,701,900        1,852,100
    FHLB advances                                    25,100            19,600             39,000           31,500
                                             ----------------------------------  ---------------------------------
       Total interest expense                       838,400           941,100          1,740,900        1,883,600
                                             ----------------------------------  ---------------------------------

Net interest income                               1,533,200         1,433,900          2,980,800        2,793,100

Provision for loan losses                            95,100            81,600            190,200          157,700
                                             ----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                     1,438,100         1,352,300          2,790,600        2,635,400
                                             ----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                            288,000           258,900            536,300          479,700
    Loan fees                                        28,900            17,300             60,100           63,300
    Commissions on investment brokerage sales        31,300            11,500             71,800           27,600
    Gains on sales of securities                     96,300              -                92,600             -
    Gains on sale of repossessed assets                -                3,200               -               3,200
    Gains on disposals of fixed assets                 -                5,800               -               5,800
    Other                                            61,700            21,900            142,100           68,100
                                             ----------------------------------  ---------------------------------
       Total noninterest income                     506,200           318,600            902,900          647,700
                                             ----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                     542,400           418,400          1,082,800          891,200
    Occupancy and equipment                         274,400           259,700            572,600          525,400
    Data processing                                 109,000           126,000            215,700          244,400
    Advertising                                      24,900            15,800             39,600           34,900
    Federal insurance premium                         6,300             5,500             12,400           11,500
    Other                                           198,500           144,200            359,100          272,900
                                             ----------------------------------  ---------------------------------
       Total noninterest expense                  1,155,500           969,600          2,282,200        1,980,300
                                             ----------------------------------  ---------------------------------

Income before income taxes                          788,800           701,300          1,411,300        1,302,800

Income taxes                                        254,500           224,500            455,700          417,000
                                             ----------------------------------  ---------------------------------

Net income                                   $      534,300    $      476,800     $      955,600   $      885,800
                                             ----------------------------------  ---------------------------------

Cash Dividends Declared Per Share            $         0.05    $         0.03     $         0.10   $         0.06
                                             ----------------------------------  ---------------------------------

Earnings Per Common Share:
       Basic                                 $         0.31    $         0.28     $         0.56   $         0.52
                                             ----------------------------------  ---------------------------------

       Diluted                               $         0.31    $         0.28     $         0.56   $         0.52
                                             ----------------------------------  ---------------------------------



                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                        SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                       Consolidated Statement of Stockholders' Equity
                                               Six Months Ended June 30, 2003


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                                                  Other
                                    Number of     Common       Additional       Retained      Comprehensive
                                     Shares        Stock         Capital        Earnings         Income           Total
                                    ----------  ------------  --------------  -------------- ---------------- ---------------

Balance, December 31, 2002          1,695,817    $  559,600    $  2,654,500    $ 14,394,200   $      609,200   $  18,217,500

Common stock cash dividend
    declared                             -             -               -           (169,700)            -           (169,700)

Exercise of stock options               1,100           400           7,600            -                -              8,000

Comprehensive income                     -             -               -            955,600          453,000       1,408,600
                                    ----------------------------------------------------------------------------------------


Balance, June 30, 2003              1,696,917    $  560,000    $  2,662,100    $ 15,180,100   $    1,062,200   $  19,464,400
                                    ----------   -----------   -------------   -------------  ---------------  --------------





                         The  accompanying  notes are an integral  part of these
financial statements.




              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows



                                                Six Months Ended June 30,
                                                --------------------------
                                                    2003         2002
--------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                  $    955,600   $  885,800
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                    190,200      157,700
        Depreciation and amortization                205,200      164,700
        Amortization of premium and accretion
           of discount on securities, net             49,700       31,200
        Gain on sale of investment securities        (92,600)        -
        Gain on disposal of fixed assets                -          (5,800)
        Gain on sale of repossessed assets              -          (3,200)
        Increase in cash surrender value of
          life insurance                             (74,200)        -
        Changes in:
           Deferred loan fees                         (8,000)     (40,000)
           Other assets                             (218,700)     (95,100)
           Other liabilities                         253,200      (20,000)
                                                --------------------------
           Net cash provided by operating
               activities                          1,260,400    1,075,300
                                                --------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities       (197,700)  (4,777,400)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                3,844,200    1,120,000
    Purchase of held-to-maturity securities             -      (5,990,300)
    Proceeds from maturities, prepayments and
      calls of held-to-maturity securities              -       2,000,000
    Purchase of Federal Home Loan Bank stock        (252,300)     (32,200)
    Loan originations, net of repayments         (10,232,300)  (8,877,100)
    Purchase of premises and equipment              (957,500)    (908,800)
    Proceeds from sale of real estate owned,
      net of costs                                      -          89,200
                                                --------------------------
           Net cash used by investing
               activities                         (7,795,600) (17,376,600)
                                                --------------------------



              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows


                                                Six Months Ended June 30,
                                                --------------------------
                                                    2003         2002
--------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in demand deposits             $  7,305,100  $  12,981,100
    Net increase (decrease) in time deposits      (8,997,200)     2,450,700
    Proceeds from FHLB advances                   21,500,000      8,600,000
    Repayments of FHLB advances                  (13,833,300)    (7,233,400)
    Repurchase of common stock                          -           (48,300)
    Proceeds from exercise of stock options            8,000          8,600
    Payment of dividends on common stock            (169,700)      (101,700)
                                                ----------------------------
           Net cash provided by financing
               activities                          5,812,900     16,657,000
                                                ----------------------------

Increase (decrease) in cash and cash
     equivalents                                    (722,300)       355,700

Cash and cash equivalents, beginning of period     7,534,900      6,605,900
                                                ----------------------------

Cash and cash equivalents, end of period        $  6,812,600    $ 6,961,600
                                                ----------------------------


Supplemental disclosure of cash flow information

    Cash paid during the period for interest    $  1,748,700   $ 1,878,100
    Cash paid during the period for income
          taxes                                 $    450,000   $   450,000

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                       $       -      $    86,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2003 and 2002.


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                               -----------------------------------   -----------------------------------
                                                     2003               2002               2003               2002
                                               ----------------   ----------------   ----------------   ----------------

Net income (numerator, basic and diluted)       $      534,300     $      476,800     $      955,600     $      885,800
Weighted average shares outstanding
(denominator)                                        1,696,800          1,693,500          1,696,400          1,694,900
                                               ----------------   ----------------   ----------------   ----------------

Earnings per common share - basic               $         0.31     $         0.28     $         0.56     $         0.52
                                               ================   ================   ================   ================

Effect of dilutive securities:

Weighted average shares outstanding                  1,696,800          1,693,500          1,696,400          1,694,900
Effect of stock options                                 24,400             16,300             22,400             11,800
                                               ----------------   ----------------   ----------------   ----------------
Diluted average shares outstanding
(denominator)                                        1,721,200          1,709,800          1,718,800          1,706,700
                                               ----------------   ----------------   ----------------   ----------------

Earnings per common share -
assuming dilution                               $         0.31     $         0.28     $         0.56     $         0.52
                                               ================   ================   ================   ================


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2003 and 2002:


                                                       Six Months Ended June 30,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Net income                                        $       955,600    $      885,800
Other comprehensive income                                453,000            14,500
                                                 -----------------  ----------------

Total comprehensive income                        $     1,408,600    $      900,300
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2003 and 2002.


                                                       Six Months Ended June 30,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Unrealized gains on available-for-sale securities:
Unrealized holding gains
      arising during the period                   $       822,600    $       28,000
Less: reclassification adjustment
      for gain included in income                         (92,600)             -
                                                 -----------------  ----------------

Total other comprehensive income
     before tax effect                                    730,000            28,000

Tax effect                                               (277,000)          (13,500)
                                                 -----------------  ----------------

Net unrealized gain                               $       453,000    $       14,500
                                                 =================  ================



NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2003 and 2002:


                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions         Total
                                                 -----------      -----------      ------------     ----------------   ------------

Net Interest Income:
     Six months ended June 30, 2003               $   2,228        $     398        $      827       $        (472)     $    2,981
     Six months ended June 30, 2002               $   2,016        $     355        $      767       $        (345)     $    2,793

Assets:
     June 30, 2003                                $ 145,535        $  37,998        $   53,827       $     (49,892)     $  187,468
     December 31, 2002                            $ 140,389        $  39,060        $   56,774       $     (56,230)     $  179,993


NOTE 7 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management adopted the disclosure provisions of this Standard in 2002, but is still assessing the recognition provisions of the Standard.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2003 and 2002. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at June 30, 2003 and 2002.


                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                               -----------------------------------     -----------------------------------
                                                     2003               2002                  2003               2002
                                               ----------------   ----------------     ----------------   ----------------

(Dollars in thousands, except per share data)

Net income, as reported                         $      534,300     $      476,800       $      955,600     $      885,800
Deduct:
             Total stock-based  employee
             compensation  expense determined
             under fair value based method
             for all awards, net of related
             tax effects                                  -                  -                 (57,800)           (40,400)
                                               ----------------   ----------------     ----------------   ----------------

Pro forma net income                            $      534,300     $      476,800       $      897,800     $      845,400
                                               ================   ================     ================   ================

Earnings per share:

Basic - as reported                             $         0.31     $         0.28       $         0.56     $         0.52
                                               ================   ================     ================   ================
Basic - pro forma                               $         0.31     $         0.28       $         0.53     $         0.50
                                               ================   ================     ================   ================

Diluted - as reported                           $         0.31     $         0.28       $         0.56     $         0.52
                                               ================   ================     ================   ================
Diluted - pro forma                             $         0.31     $         0.28       $         0.52     $         0.50
                                               ================   ================     ================   ================


NOTE 7 - SUBSEQUENT EVENT

During July 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on August 1, 2003 to shareholders of record on July 21, 2003.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2003 was $534,300, compared to $476,800 in the second quarter of 2002. For the six months ended June 30, 2003 net income was $955,600, compared to $885,800 for the same period of 2002. Core earnings continued to benefit from strong loan growth during the quarter, while asset quality remained solid. Additionally, robust earnings growth from the bank's investment subsidiary, Shore Investments Inc., continued with year-to-date commission revenues at more than double the levels realized during the prior year. The Company's net interest margin, negatively impacted by an $18.0 million deposit acquisition during December 2002, improved by 15 basis points to 3.65% during the quarter. The net interest margin for the first six months ended June 30, 2003 was 3.58%.

Net Interest Income

Net interest income increased 6.9% to $1.53 million for the three months ended June 30, 2003, compared to $1.43 million for the same period in 2002, while net interest income increased 6.7% to $2.98 million for the six months ended June 30, 2003, compared to $2.79 million during the June 2002 six month period. A decrease in net interest margin from 3.92% in 2002 to 3.58% during the 2003 period, primarily relating to the Susquehanna deposit acquisition, negatively impacted net interest income. Although earning asset yields and funding costs continued to decline, growth in earning assets mitigated the impact of these declines and the deposit acquisition, resulting in an increase in net interest income. Since January 2003, the Company's net interest margin has improved approximately 15 basis points, illustrating the impact of the loan growth and the declining funding costs during the period.

Average earning assets increased $24.2 million during the June 2003 six month period as compared to the June 2002 period, a result of growth in loans and investment securities. Average loans increased by $13.3 million to $122.1 million during the June 2003 period as compared to the June 2002 period. Real estate and home equity line lending predominantly drove loan growth for the period. Increases in average investment securities, primarly due to the deposit acquisition, also contributed to net interest income growth. Average investment securities increased by $11.5 million during the period as compared to the prior year.

The Susquehanna deposit acquisition also impacted average interest-bearing deposits which increased $22.3 million during the period. Additionally, the Bank experienced 24.8% growth in average noninterest-bearing demand deposits which increased to $16.5 million during the June 2003 period as compared to $13.2 million during the June 2002 period. Since the December 2002 deposit acquistion supplied the Bank with ample time deposit funding, management adopted less aggressive time deposit pricing strategies during the six months ended June 30, 2003. These strategies contributed to the reductions in funding costs, but also created a need for additional liquidity. Accordingly, the Bank borrowed short-term funds at lower costs from the Federal Home Loan Bank of Atlanta ("FHLB"), resulting in an increase in average borrowings of $1.9 million during the June 2003 period as compared to 2002 period.

Interest and dividend income was $2.37 million and $4.72 million, respectively, for the three and six month periods ended June 30, 2003; relatively flat when compared to the prior year. Although market-driven declines in loan and investment yields continued to impact interest income as reported in prior quarters, it appears that some leveling has occurred in this area during recent months. During the six months ended June 30, 2003, investment yields decreased 97 basis points as compared to the period ended June 2002, while loan yields declined 82 basis points during the same period.

Interest expense decreased 10.9% to $838,400 for the three months ended June 30, 2003, compared to $941,100 for the same period in 2002, while interest expense for the six months ended June 30, 2003 decreased 7.6% to $1.74 million, compared to $1.88 million for the same 2002 period. During the period, the average rate on interest-bearing liabilities decreased from 3.11% in 2002 to 2.39% for the June 2003 period. Time deposit costs declined 67 basis points, while checking and savings deposit costs dropped 47 basis points.

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


                                 Average Balances, Income and Expenses, Yields and Rates

                                                                      Six Months Ended June 30,
                                          ---------------------------------------------------------------------------------
                                                            2003                                      2002
                                          -------------------------------------     -------------------------------------
                                             Average       Income/      Yield/         Average       Income/      Yield/
(In Thousands)                               Balance       Expense       Rate          Balance       Expense       Rate
                                          ------------   -----------  ---------     ------------   -----------  ----------
Assets:
       Securities (1)                       $  43,664     $     883      4.04%       $   32,188     $     806       5.01%
       Loans (net of unearned income):
             Real estate mortgage              69,037         2,209      6.40%           58,597         2,101       7.17%
             Commercial                        37,020         1,209      6.53%           37,530         1,348       7.18%
             Home equity lines                 13,428           314      4.68%            9,227           247       5.35%
             Consumer                           2,568           124      9.66%            3,361           183      10.89%
                                            ----------    ----------                 -----------    ----------
                 Total loans                  122,053          3,856     6.32%          108,715         3,879       7.14%
       Interest-bearing deposits
             in other banks                     2,715             13     0.96%            3,295            27       1.64%
                                            ----------    -----------                -----------    ----------
                 Total earning assets         168,432          4,752     5.64%          144,198         4,712       6.54%
                                            ----------    -----------                -----------    ----------
       Less: allowance for loan losses         (1,684)                                   (1,381)
       Total nonearning assets                 14,775                                     8,881
                                            ----------                               -----------
       Total assets                         $ 181,523                                $  151,698
                                            ==========                               ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings           $  57,384     $      198     0.69%       $   44,065     $      256      1.16%
             Time deposits                     84,453          1,504     3.56%           75,434          1,596      4.23%
                                            ----------    -----------                -----------    -----------

                 Total interest-bearing
                 deposits                     141,837          1,702     2.40%          119,499          1,852      3.10%

       FHLB advances                            3,680             39     2.12%            1,770             32      3.62%
                                            ----------    -----------                -----------    -----------
                 Total interest-bearing
                 liabilities                  145,517          1,741     2.39%          121,269          1,884      3.11%
                                                          -----------                               -----------

Non-interest bearing liabilities:
             Demand deposits                   16,471                                    13,193
             Other liabilities                    799                                       626
                                            ----------                                ----------

       Total liabilities                      162,787                                   135,088
       Stockholders' equity                    18,736                                    16,610
                                            ----------                                ----------

       Total liabilities and stockholders'
             equity                         $ 181,523                                 $ 151,698
                                            ==========                                ==========

       Net interest income (1)                            $    3,011                                $    2,828
                                                          ===========                               ===========

       Interest rate spread (1)(2)                                       3.25%                                      3.43%
       Net interest margin (1)(4)                                        3.58%                                      3.92%


(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $30,000 and $35,000 for the six months ended June 30, 2003 and 2002, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.

Noninterest Income

Noninterest income was $506,200 during the three months ended June 30, 2003, as compared to $318,600 for the same period in 2002, representing a 58.9% increase. For the six months ended June 30, 2003 and 2002, noninterest income was $902,900 and $647,700, respectively, representing a 39.4% increase. Included in noninterest income for 2003 is a net gain on sales of securities of $92,600. Excluding this gain, noninterest income for the six month period would have increased 25.1%. Increase in the cash surrender value of life insurance and growth in both deposit account fees and commissions earned by Shore Investments Inc. helped drive the increase in total noninterest income. Shore Investments Inc's. year-to-date commission revenues more than doubled the levels realized during the prior year.

Provision for Loan Losses

Provision for loan losses was $95,100 for the three months ended June 30, 2003, as compared to $81,600 for the same period of 2002, while the provision for loan losses for the six months ended June 30, 2003 and 2002 was $190,200 and $157,700, respectively. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.16 million for the three months ended June 30, 2003, as compared to $969,600 during the same period of 2002, representing an increase of 19.2%. For the six months ended June 30, 2003 and 2002 noninterest expense was $2.28 million and $1.98 million, respectively, representing a 15.2% increase. Increased employee compensation and benefits expense constituted the majority of this increase, including a 24.0% rise in health insurance costs over the 2002 six month period. Additionally, increased professional fees contributed to the overall increase in noninterest expense as the company outsourced efforts to maintain compliance with regulatory and corporate governance requirements.

Financial Condition

During the six months ended June 30, 2003, the Company's assets increased by $7.5 million from $180.0 million at December 31, 2002 to $187.5 million at June 30, 2003. Net loans grew $10.1 million and cash and investments decreased $3.3 million during the period. Strong loan production, especially during the second quarter, continued to drive asset growth. The Company used some proceeds from investment maturities and sales to fund the loan growth, creating the decline in cash and investment securities. The purchase of a branch building in Salisbury, Maryland previously leased and general liquidity needs also contributed to the declines in cash and investment securities.

Deposits balances declined slightly to $157.3 million during the six months ended June 30, 2003, predominantly in the higher-costing time deposit category. Interest-bearing demand and savings deposit account balances increased $5.0 million and noninterest-bearing demand deposits increased $2.3 million, while time deposits decreased $9.0 million during the period. FHLB advances increased during the period from $2.2 million at December 31, 2002 to $9.8 million at June 30, 2003, with the increase due to liquidity needs created by strong loan growth and the decrease in deposits. Of the total FHLB advances, $9.1 represent lower cost overnight borrowings.

Stockholders' equity was $19.5 million at June 30, 2003, compared to $18.2 million at December 31, 2002. Comprehensive income of $1.4 million offset common stock dividend payments of $169,700 ($0.10 per share).

During July 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on August 1, 2003 to shareholders of record on July 21, 2003.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $733,000 at June 30, 2003, compared to $879,000 at December 31, 2002. As to nonaccrual loans existing at June 30, 2003, approximately $12,900 of interest income would have been recognized during the six months then ended if interest thereon had accrued. During the six months ended June 30, 2003, a loan totaling $368,000, identified as impaired at December 31, 2002 under the established accounting guidelines, was brought current with the principal due being significantly reduced through the sale of assets by the borrower. Subsequently, the borrower was unable to meet their obligation on the remaining balance and, consequently, filed for bankruptcy protection. Approximately $125,000 in principal remains due at June 30, 2003 with sufficient collateral existing to satisfy this amount, subject to the bankruptcy proceedings. Accordingly, the Bank continues to maintain the loan in nonaccrual status and classify it as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At June 30, 2003, all loans 60 days or more delinquent, including nonperforming loans, totaled $868,000. In addition, $123,000 of other performing loans existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                              Nonperforming Assets


                                                                                 June 30,              December 31,
(In Thousands)                                                                     2003                    2002
                                                                            -------------------    ----------------------

Nonaccrual loans:
       Commercial                                                              $           125       $              -
       Real estate mortgage                                                                342                       677
       Home equity lines of credit                                                          74                      -
       Consumer                                                                            192                       202
                                                                            --------------------   ----------------------

       Total nonaccrual loans                                                              733                       879
Other real estate owned                                                                   -                         -
                                                                            --------------------   ----------------------

       Total nonperforming assets                                              $           733       $               879
                                                                            ====================   ======================

Loans past due 90 or more days
       accruing interest                                                                  -                         -
Allowance for loan losses to
       nonaccrual loans                                                                 242.97%                   182.37%
Nonperforming assets to period end
       loans and other real estate owned                                                  0.57%                     0.74%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                            Allowance for Loan Losses


                                                                                           Six Months Ended June 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2003                       2002
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                      $           1,603         $             1,326
Loans charged off:
       Commercial                                                                              -                           -
       Real estate mortgage                                                                      (4)                       -
       Consumer                                                                                 (12)                        (32)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                  (16)                        (32)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                              -                           -
       Real estate mortgage                                                                    -                           -
       Consumer                                                                                   4                          23
                                                                                 -------------------       ---------------------

       Total recoveries                                                                           4                          23
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                    (12)                         (9)
Provision for loan losses                                                                       190                         158
                                                                                 -------------------       ---------------------

Balance, end of period                                                            $           1,781         $             1,475
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.38%                       1.29%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   242.97%                     471.25%

Net charge-offs to average loans
       outstanding during period                                                             -0.01%                      -0.01%




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

At June 30, 2003, the Company had outstanding loan and line of credit commitments of $34.7 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2003 amounted to $45.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents decreased $722,300 for the six months ended June 30, 2003, compared to an increase of $355,700 for the six months ended June 30, 2002. Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2003, compared to $1.1 million during the same period of 2002. This increase reflects additional cash earnings generated during 2003 as compared to 2002, partially offset by noncash income generated from increases in cash surrender values of life insurance and other fluctuations in normal operating activities.

Net cash used by investing activities was $7.8 million during the six months ended June 30, 2003, compared to net cash used by investing activities of $17.4 million for the six months ended June 30, 2002. Although loan growth was stronger during the 2003 period, deposit growth remained flat as compared to the growth experienced during the 2002 period, resulting in less excess liquidity for investment purposes.

Net cash provided by financing activities was $5.8 million for the six months ended June 30, 2003, compared to net cash provided by financing activities of $16.7 million for the six months ended June 30, 2002. The December 2002 deposit acquisition allowed the Company to minimize time deposit growth through less aggressive pricing strategies. Liquidity generated by the acquisition provided funding for loan growth and other investing activities during the quarter with shortfalls being covered through investment maturities and low-cost borrowings from the FHLB.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the six months ended June 30, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. The Bank did not pay dividends to the Company during the six months ended June 30, 2003. At June 30, 2003, the Bank's retained earnings available for the payment of dividends was $1.9 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2003 and December 31, 2002.



                                          Analysis of Capital

                                                                     June 30,           December 31,
(In Thousands)                                                         2003                 2002
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            560    $             560
       Additional paid-in capital                                            2,662                2,654
       Retained earnings                                                    15,180               14,394
       Accumulated other comprehensive income                                1,062                  609
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           19,464               18,217
       Less: Intangibles                                                      (624)                (650)
       Net unrealized gain on debt and equity securities                    (1,062)                (609)
       Net unrealized losses on equity securities                             -                     (41)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           17,778               16,917


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,475                1,366
       Net unrealized gains on equity securities                               158                    8
                                                                 ==================  ===================
             Total Tier 2 capital                                 $         19,411    $          18,291
                                                                 ==================  ===================

Risk-weighted assets                                              $        122,044    $         112,642

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      14.57%               15.02%
       Total risk-based capital ratio                                       15.91%               16.24%
       Tier 1 capital to average adjusted
             total assets                                                    9.83%               10.72%


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

The following table presents the Company's interest sensitivity position at June 30, 2003 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                          Interest Sensitivity Analysis

                                                                          June 30, 2003
                                      -----------------------------------------------------------------------------------------
                                          Within            91-365            1 to 5             Over
(In Thousands)                            90 Days            Days              Years            5 Years            Total
                                      ----------------  ----------------  -----------------  ----------------  ----------------

Interest-Earning Assets:
       Loans (1)                       $       33,278    $       15,071    $        56,819    $       23,473    $      128,641
       Securities                               3,005             6,062             32,568             2,927            44,562
       Money market and other
           short term securities                1,643              -                  -                 -                1,643
       Bank-Owned Life Insurance                 -                3,074               -                 -                3,074
                                      ----------------  ----------------  -----------------  ----------------  ----------------

       Total earning assets            $       37,926    $       24,207    $        89,387    $       26,400    $      177,920
                                      ================  ================  =================  ================  ================
       Cumulative earning assets       $       37,926    $       62,133    $       151,520    $      177,920    $      177,920
                                      ================  ================  =================  ================  ================


Interest-Bearing Liabilities:
       Money market savings            $       15,711    $         -       $          -       $         -       $       15,711
       Interest checking (2)                     -                 -                21,650              -               21,650
       Savings (2)                                456             1,465             19,307              -               21,228
       Certificates of deposit                 15,313            29,863             33,688             1,731            80,595
       FHLB advances                            9,100              -                  -                  717             9,817
                                      ----------------  ----------------  -----------------  ----------------  ----------------

       Total interest-bearing
          liabilities                  $       40,580    $       31,328    $        74,645    $        2,448    $      149,001
                                      ================  ================  =================  ================  ================
       Cumulative interest-bearing
          liabilities                          40,580            71,908            146,553           149,001           149,001
                                      ================  ================  =================  ================  ================

       Period gap                      $       (2,654)   $       (7,121)   $        14,742    $       23,952    $       28,919
       Cumulative gap                  $       (2,654)   $       (9,775)   $         4,967    $       28,919    $       28,919
       Ratio of cumulative interest-
          earning assets to interest-
          bearing liabilities                   93.46%            86.41%            103.39%           119.41%           119.41%
       Ratio of cumulative gap to total
           earning assets                       -1.49%            -5.49%              2.79%            16.25%            16.25%



(1) Includes nonaccrual loans of $733,000, which are included in the 1 to 5 years category.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.

Recent Accounting and Reporting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies the accounting and reporting requirements for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The requirements of this Statement are effective for contracts entered into or modified after June 30, 2003. Furthermore, the requirements of this Statement are to be applied prospectively. The adoption of this Standard is currently not expected to have a material impact on the Company's consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 initiates standards for how an issuer categorizes and evaluates certain financial instruments that display characteristics similar to liabilities and equity in its statement of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result, SFAS 150 will be effective for the Company's third quarter starting July 1, 2003. The adoption of this Standard is not expected to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003, and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of this interpretation. Management does not currently expect this pronouncement to have a material impact on the Company's results of operations or financial position.


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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K and Form 8-K/A were filed during July 2003 relative to the Company's June 30, 2003 earnings release dated July 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                             August 13, 2003
--------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer


/s/ Steven M. Belote                                             August 13, 2003
--------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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

Date: August 13, 2003

                                                       /s/ Scott C. Harvard
                                                       --------------------
                                                       President and CEO

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

Date: August 13, 2003

                                                       /s/ Steven M. Belote
                                                       ----------------------
                                                       CFO and Vice President

     Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

         The  undersigned,  as the chief  executive  officer of Shore  Financial
Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.


                                        /s/ Scott C. Harvard
                                        ---------------------
                                        Chief Executive Officer

     Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

         The  undersigned,  as the chief  financial  officer of Shore  Financial
Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended June 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.

                                        /s/ Steven M. Belote
                                        -----------------------
                                        Chief Financial Officer