Form 10QSB
period 2003-09-30
SHORE FINANCIAL CORP
filed 2003-11-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------
        ACT OF 1934
               For the quarterly period ended September 30, 2003

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

             Virginia                                     54-1873994
-----------------------------------               -----------------------------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                   Identification Number)

     25253 Lankford Highway
        Onley, Virginia                                     23418
-----------------------------------               -----------------------------
     (Address of Principal                               (Zip Code)
       Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of November 12, 2003:  1,706,867

Transitional Small Business Disclosure Format:  Yes ____  No __X__

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002

                    Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002

                    Consolidated Statement of Stockholders' Equity for the Nine Months ended September 30, 2003

                    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

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

                                   SIGNATURES


                               SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Financial Condition


                                                                      September 30,         December 31,
                                                                           2003                 2002
-----------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                             ASSETS


Cash (including interest - earning deposits of
     approximately $1,633,300 and $2,532,000, respectively)       $        6,966,800      $       7,534,900
Investment securities:
     Held-to-maturity (fair value of $3,009,400 and
        $5,069,500, respectively)                                          2,999,600              5,003,800
     Available-for-sale (amortized cost of $38,963,500 and
        $40,546,900, respectively)                                        40,279,400             41,490,900
     Federal Home Loan Bank stock, at cost                                   795,000                542,700
     Federal Reserve Bank stock, at cost                                     124,800                124,800
     Community Bankers' Bank stock, at cost                                   42,200                 21,100
Loans receivable, net                                                    130,815,400            116,809,800
Premises and equipment, net                                                4,371,600              3,472,200
Other assets                                                               4,995,000              4,993,100
                                                                  ------------------------------------------

                                                                  $      191,389,800      $     179,993,300
                                                                  ==========================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Interest bearing                                          $      143,128,500      $     143,220,500
        Noninterest bearing                                               21,924,500             15,768,800
Advances from Federal Home Loan Bank                                       5,800,000              2,150,000
Other liabilities                                                            723,300                636,500
                                                                  ------------------------------------------
            Total liabilities                                            171,576,300            161,775,800
                                                                  ------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                                -                      -
     Common stock, par value $.33 per share, 5,000,000
        shares authorized; 1,703,367 and 1,695,817 shares
        issued and outstanding, respectively                                 562,100                559,600
     Additional capital                                                    2,719,500              2,654,500
     Retained earnings, substantially restricted                          15,688,000             14,394,200
     Accumulated other comprehensive income                                  843,900                609,200
                                                                  ------------------------------------------
            Total stockholders' equity                                    19,813,500             18,217,500
                                                                  ------------------------------------------

                                                                  $      191,389,800      $     179,993,300
                                                                  ==========================================




                                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income



                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                            ----------------------------------  ----------------------------------
                                                  2003             2002               2003             2002
------------------------------------------------------------------------------------------------------------------
Interest and dividend income
    Loans                                    $    1,966,000    $    1,965,200     $    5,821,900   $    5,843,900
    Investments
       Taxable interest                             354,300           326,300          1,070,800          971,900
       Tax-exempt interest                           20,600            28,900             77,400           97,300
       Dividends                                     50,700            56,500            143,200          140,500
                                             ---------------------------------  ----------------------------------
          Total interest and dividend income      2,391,600         2,376,900          7,113,300        7,053,600
                                             ---------------------------------  ----------------------------------

Interest expense
    Deposits                                        771,800           916,100          2,473,700        2,768,200
    FHLB advances                                    34,200            10,800             73,200           42,300
                                             ----------------------------------  ---------------------------------
       Total interest expense                       806,000           926,900          2,546,900        2,810,500
                                             ----------------------------------  ---------------------------------

Net interest income                               1,585,600         1,450,000          4,566,400        4,243,100

Provision for loan losses                            95,100            84,000            285,300          241,700
                                             ----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                     1,490,500         1,366,000          4,281,100        4,001,400
                                             ----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                            285,300           267,600            821,600          747,300
    Loan fees                                        24,200            41,300             84,300          104,600
    Commissions on investment brokerage sales        44,200             9,900            116,000           37,500
    Gains on sales of securities                    176,800            (2,800)           269,400           (2,800)
    Other                                            60,100            19,400            202,200           96,500
                                             ----------------------------------  ---------------------------------
       Total noninterest income                     590,600           335,400          1,493,500          983,100
                                             ----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                     566,200           478,500          1,649,000        1,369,700
    Occupancy and equipment                         295,000           287,700            867,600          813,100
    Data processing                                 126,700           121,900            342,400          366,300
    Advertising                                      25,300            25,800             64,900           60,700
    Federal insurance premium                         6,300             5,700             18,700           17,200
    Other                                           186,800           124,700            545,900          397,600
                                             ----------------------------------  ---------------------------------
       Total noninterest expense                  1,206,300         1,044,300          3,488,500        3,024,600
                                             ----------------------------------  ---------------------------------

Income before income taxes                          874,800           657,100          2,286,100        1,959,900

Income taxes                                        281,900           212,300            737,600          629,300
                                             ----------------------------------  ---------------------------------

Net income                                   $      592,900    $      444,800     $    1,548,500   $    1,330,600
                                             ==================================  =================================

Cash Dividends Declared Per Share            $         0.05    $         0.04     $         0.15   $         0.10
                                             ==================================  =================================

Earnings Per Common Share:
       Basic                                 $         0.35    $         0.26     $         0.91   $         0.78
                                             ==================================  =================================

       Diluted                               $         0.34    $         0.26     $         0.90   $         0.78
                                             ==================================  =================================


                   The accompanying notes are an integral part of these financial statements.


                                        SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                       Consolidated Statement of Stockholders' Equity
                                            Nine Months Ended September 30, 2003


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                                                   Other
                                    Number of     Common       Additional       Retained       Comprehensive
                                     Shares        Stock         Capital        Earnings          Income            Total
                                    ----------  ------------  --------------  --------------  ----------------  ---------------

Balance, December 31, 2002          1,695,817    $  559,600    $  2,654,500    $ 14,394,200    $      609,200    $  18,217,500

Common stock cash dividend
    declared                             -             -               -           (254,700)             -            (254,700)

Exercise of stock options               7,550         2,500          65,000            -                 -              67,500

Comprehensive income                     -             -               -          1,548,500           234,700        1,783,200
                                    ----------  -------------------------------------------------------------------------------


Balance, September 30, 2003         1,703,367    $  562,100    $  2,719,500    $ 15,688,000    $      843,900    $  19,813,500
                                    ==========  ============  ==============  ==============  ================  ===============







                         The accompanying notes are an integral part of these financial statements.



              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows



                                                                        Nine Months Ended September 30,
                                                                      -----------------------------------
                                                                             2003              2002
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income                                                          $   1,548,500     $   1,330,600
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                                             285,300           241,700
        Depreciation and amortization                                         311,300           257,100
        Amortization of premium and accretion
           of discount on securities, net                                      74,400            45,600
        (Gain) loss on sale of investment securities                         (269,400)            2,800
        (Gain) loss on disposal of fixed assets                                   600            (5,800)
        Gain on sale of repossessed assets                                       -               (3,200)
        Increase in cash surrender value of life ins                         (109,700)             -
        Changes in:
           Deferred loan fees                                                 (19,800)          (42,000)
           Other assets                                                       (91,300)         (179,000)
           Other liabilities                                                   86,800           137,600
                                                                      -----------------------------------
           Net cash provided by operating activities                        1,816,700         1,785,400
                                                                      -----------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                              (4,069,900)       (7,889,100)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                                         5,873,600         5,198,300
    Purchase of held-to-maturity securities                                      -           (5,990,300)
    Proceeds from maturities, prepayments and calls
      of held-to-maturity securities                                        2,000,000         2,000,000
    Purchase of Federal Home Loan Bank stock                                 (252,300)          (32,200)
    Purchase of Community Bankers' Bank stock                                 (21,100)          (21,100)
    Loan originations, net of repayments                                  (14,271,100)       (9,413,600)
    Purchase of premises and equipment                                     (1,170,500)         (999,300)
    Proceeds from sale of real estate owned, net of costs                        -               89,100
                                                                      ------------------------------------
           Net cash used by investing activities                          (11,911,300)      (17,058,200)
                                                                      ------------------------------------


              SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows


                                                                        Nine Months Ended September 30,
                                                                      ------------------------------------
                                                                             2003             2002
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net increase in demand deposits                                     $  17,323,100     $  14,952,600
    Net increase (decrease) in time deposits                              (11,259,400)        5,837,900
    Proceeds from FHLB advances                                            33,600,000         8,600,000
    Repayments of FHLB advances                                           (29,950,000)       (8,650,000)
    Repurchase of common stock                                                   -              (48,300)
    Proceeds from exercise of stock options                                    67,500            25,000
    Payment of dividends on common stock                                     (254,700)         (169,400)
                                                                      ------------------------------------
           Net cash provided by financing activities                        9,526,500        20,547,800
                                                                      ------------------------------------

Increase (decrease) in cash and cash equivalents                             (568,100)        5,275,000

Cash and cash equivalents, beginning of period                              7,534,900         6,605,900
                                                                      ------------------------------------

Cash and cash equivalents, end of period                                $   6,966,800     $  11,880,900
                                                                      ====================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                            $   2,551,000     $   2,805,000
    Cash paid during the period for income taxes                        $     690,000     $     725,000

Supplemental schedule of non-cash investing and financing activities

    Transfers from loans to real estate acquired
      through foreclosure                                               $        -        $      86,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2003 and 2002.


                                           Three Months Ended September 30,Nine Months Ended September 30,
                                         ---------------------------------  --------------------------------
                                               2003             2002              2003             2002
                                         ---------------   ---------------  ---------------  ---------------

Net income (numerator, basic and diluted)  $   592,900       $   444,800      $ 1,548,500      $ 1,330,600
Weighted average shares outstanding
(denominator)                                1,698,900         1,694,800        1,697,200        1,694,900
                                         ---------------   ---------------  ---------------  ---------------

Earnings per common share - basic          $      0.35       $      0.26      $      0.91      $      0.78
                                         ===============   ===============  ===============  ===============

Effect of dilutive securities:

Weighted average shares outstanding          1,698,900         1,694,800        1,697,200        1,694,900
Effect of stock options                         32,800            18,000           26,600           14,000
                                         ---------------   ---------------  ---------------  ---------------
Diluted average shares outstanding
(denominator)                                1,731,700         1,712,800        1,723,800        1,708,900
                                         ---------------   ---------------  ---------------  ---------------

Earnings per common share -
assuming dilution                          $      0.34       $      0.26      $      0.90      $      0.78
                                         ===============   ===============  ===============  ===============



NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2003 and 2002:


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Net income                                         $   1,548,500      $   1,330,600
Other comprehensive income                               234,700            286,800
                                                 -----------------  ----------------

Total comprehensive income                         $   1,783,200      $   1,617,400
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2003 and 2002.


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2003              2002
                                                 -----------------  ----------------

Unrealized gains on
      available-for-sale securities:
Unrealized holding gains
      arising during the period                    $    662,400       $    442,200
Less: reclassification adjustment
      for (gain) loss included in income               (269,400)             2,800
                                                 -----------------  ----------------

Total other comprehensive income
     before tax effect                                  393,000            445,000

Tax effect                                             (158,300)          (158,200)
                                                 -----------------  ----------------

Net unrealized gain                                $    234,700       $    286,800
                                                 =================  ================



NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2003 and 2002:



                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions         Total
                                                ------------     ------------      ------------    -----------------   ------------

Net Interest Income:
     Nine months ended September 30, 2003         $   3,391        $     613         $   1,220       $       (658)       $   4,566
     Nine months ended September 30, 2002         $   3,080        $     549         $   1,168       $       (554)       $   4,243

Assets:
     September 30, 2003                           $ 150,225        $  38,775         $  53,219       $    (50,829)       $ 191,390
     December 31, 2002                            $ 140,389        $  39,060         $  56,774       $    (56,230)       $ 179,993


NOTE 6 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management adopted the disclosure provisions of this Standard in 2002, but is still assessing the recognition provisions of the Standard.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2003 and 2002. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at September 30, 2003 and 2002.


                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                               -----------------------------------    ------------------------------------
                                                     2003               2002                2003               2002
                                               ----------------   ----------------    ----------------   ----------------

(Dollars in thousands, except per share data)

Net income, as reported                          $    592,900       $    444,800        $  1,548,500       $  1,330,600
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                  -                  -                (57,800)           (40,400)
                                               ----------------   ----------------    ----------------   ----------------

Pro forma net income                             $    592,900       $    444,800        $  1,490,700       $  1,290,200
                                               ================   ================    ================   ================

Earnings per share:

Basic - as reported                              $       0.35       $       0.26        $       0.91       $       0.78
                                               ================   ================    ================   ================
Basic - pro forma                                $       0.35       $       0.26        $       0.88       $       0.76
                                               ================   ================    ================   ================

Diluted - as reported                            $       0.34       $       0.26        $       0.90       $       0.78
                                               ================   ================    ================   ================
Diluted - pro forma                              $       0.34       $       0.26        $       0.86       $       0.75
                                               ================   ================    ================   ================



NOTE 7 - SUBSEQUENT EVENT

During October 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on November 7, 2003 to shareholders of record on October 27, 2003.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended September 30, 2003 was $592,900 as compared to $444,800 in the third quarter of 2002, representing a 33.3% increase. For the nine months ended September 30, 2003 net income was $1.55 million as compared to $1.33 million for the same period of 2002, representing a 16.4% increase. Earnings benefited from strong loan growth and asset quality during the quarter, and earnings from the Bank's investment subsidiary, Shore Investments Inc., continued to reach new highs. Additionally, improvements in net interest margin through loan growth and reductions in funding costs during the quarter contributed to the Company's record earnings, as well as growth in core noninterest income and gains realized from sales of investment securities.

Net Interest Income

Net interest income increased 9.4% to $1.59 million for the three months ended September 30, 2003, compared to $1.45 million for the same period in 2002, while net interest income increased 7.6% to $4.57 million for the nine months ended September 30, 2003, compared to $4.24 million during the September 2002 nine month period. Although earning asset yields and funding costs continued to decline, the Company benefited from earning asset growth, resulting in an increase in net interest income. As news of margin pressures resonnates throughout the industry, the Company's net interest margin remained steady at 3.63% for the quarter and improved to 3.59% for the year. This represents a 26 basis point margin improvement since January 2003 and illustrates the Company's success in deploying the funds received from its December 2002 deposit acquisition.

Average earning assets increased $23.4 million during the September 2003 nine month period as compared to the September 2002 period, a result of growth in loans and investment securities. Average loans increased by $14.2 million to $125.0 million during the September 2003 period as compared to the September 2002 period. Real estate and home equity line lending continued to drive loan growth, increasing $10.1 million and $3.1 million, respectively, while commercial lending grew $1.7 million for the period. Increases in average investment securities, primarly due to the deposit acquisition, also contributed to net interest income growth. Average investment securities increased by $10.6 million during the period as compared to the prior year.

Average interest-bearing deposits increased $18.9 million during the period, primarily in checking and savings accounts which represented $12.9 million of the growth. Additionally, the Bank experienced 29.1% growth in average noninterest-bearing demand deposits which increased to $17.8 million during the September 2003 period as compared to $13.8 million during the September 2002 period. Management continued to strategically price time deposits less aggressively during the quarter due in part to the deposit acquistion, but also in order to achieve lower funding costs. Consequently, funding costs did decline with any resulting liquidity shortfalls being met through lower cost, overnight borrowings with the Federal Home Loan Bank of Atlanta ("FHLB"). FHLB borrowings averaged $5.1 million during the nine months ended September 30, 2003, compared to $1.4 million for the September 2002 period.

Interest and dividend income was $2.39 million and $7.11 million, respectively, for the three and nine month periods ended September 30, 2003; relatively flat when compared to the prior year. The Company's net interest income continued to be impacted by market-driven declines in loan and investment yields, although signs of some leveling off has occurred during the last two quarters. During the nine months ended September 30, 2003, investment yields decreased 89 basis points as compared to the period ended September 2002, while loan yields declined 82 basis points during the same period. The year-to-date September 2003 investment yields represent an improvement over comparable June 2003 reported yields while loan yields remained flat when compared to the June 2003 period.

Interest expense decreased 13.0% to $806,000 for the three months ended September 30, 2003, compared to $926,900 for the same period in 2002, while interest expense for the nine months ended September 30, 2003 decreased 9.4% to $2.55 million, compared to $2.81 million for the same 2002 period. During the period, the average rate on interest-bearing liabilities decreased from 3.02% in 2002 to 2.32% for the September 2003 period. Time deposit costs declined 61 basis points, while checking and savings deposit costs dropped 48 basis points.

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


                                 Average Balances, Income and Expenses, Yields and Rates

                                                                   Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                            2003                                      2002
                                          ---------------------------------------     -------------------------------------
                                             Average       Income/      Yield/           Average       Income/      Yield/
(In Thousands)                               Balance       Expense       Rate            Balance       Expense       Rate
                                          ------------   -----------  -----------     ------------   -----------  ---------

Assets:
       Securities (1)                       $  43,443      $  1,313        4.03%        $  32,872      $  1,212      4.92%
       Loans (net of unearned income):
             Real estate mortgage              69,458         3,279        6.29%           59,316         3,207      7.21%
             Commercial                        39,401         1,885        6.38%           37,704         1,994      7.05%
             Home equity lines                 13,547           472        4.65%           10,401           384      4.92%
             Consumer                           2,598           186        9.55%            3,374           259     10.24%
                                            ----------    -----------                 -------------  ------------
                 Total loans                  125,004         5,822        6.21%          110,795         5,844      7.03%
       Interest-bearing deposits
             in other banks                     2,662            18        0.90%            4,023            47      1.56%
                                            ----------    -----------                 -------------  ------------
                 Total earning assets         171,109         7,153        5.57%          147,690         7,103      6.41%
                                            ----------    -----------                 -------------  ------------
       Less: allowance for loan losses         (1,731)                                     (1,421)
       Total nonearning assets                 15,039                                       9,075
                                            ----------                                -------------
       Total assets                         $ 184,417                                   $ 155,344
                                            ==========                                =============

Liabilities
       Interest-bearing deposits:
             Checking and savings           $  58,859      $    283        0.64%        $  45,973      $    386      1.12%
             Time deposits                     82,681         2,191        3.53%           76,675         2,382      4.14%
                                            ----------    -----------                 -------------  ------------

                 Total interest-bearing
                 deposits                     141,540         2,474        2.33%          122,648         2,768      3.01%

       FHLB advances                            5,114            73        1.90%            1,435            42      3.90%
                                            ----------    -----------                 -------------  ------------
                 Total interest-bearing
                 liabilities                  146,654         2,547        2.32%          124,083         2,810      3.02%
                                                          -----------                                ------------
       Non-interest bearing liabilities:
             Demand deposits                   17,816                                      13,798
             Other liabilities                    846                                         613
                                            ----------                                -------------

       Total liabilities                      165,316                                     138,494
       Stockholders' equity                    19,101                                      16,850
                                            ----------                                -------------

       Total liabilities and stockholders'
             equity                         $ 184,417                                   $ 155,344
                                            ==========                                =============

       Net interest income (1)                          $      4,606                              $      4,293
                                                          ===========                               ===========

       Interest rate spread (1)(2)(3)                                      3.25%                                     3.39%
       Net interest margin (1)(4)                                          3.59%                                     3.88%



(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $40,000 and $50,000 for the nine months ended
         September 30, 2003 and 2002, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.

Noninterest Income

Noninterest income was $590,600 during the three months ended September 30, 2003, as compared to $335,400 for the same period in 2002, representing a 76.1% increase. For the nine months ended September 30, 2003 and 2002, noninterest income was $1.49 million and $983,100, respectively, representing a 51.9% increase. Included in noninterest income for the three and nine months ended September 30, 2003 are net gains on sales of securities of $176,800 and $269,400, respectively, compared to a $2,800 loss for the two comparable periods of 2002. Excluding these amounts, noninterest income for the three and nine month periods would have increased 22.4% and 24.2%, respectively. Increase in the cash surrender value of life insurance and growth in both deposit account fees and commissions earned by Shore Investments Inc. continue to drive noninterest income growth.

Provision for Loan Losses

Provision for loan losses was $95,100 for the three months ended September 30, 2003, as compared to $84,000 for the same period of 2002, while the provision for loan losses for the nine months ended September 30, 2003 and 2002 was $285,300 and $241,700, respectively. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.21 million for the three months ended September 30, 2003, as compared to $1.04 million during the same period of 2002, representing an increase of 15.5%. For the nine months ended September 30, 2003 and 2002 noninterest expense was $3.49 million and $3.02 million, respectively, representing a 15.3% increase. Increased employee compensation and benefits expense constituted the majority of this increase, including a 24.0% rise in health insurance costs over the 2002 nine month period, and regulatory and compliance costs continue to impact earnings. In spite of these increases, the Company's expense ratios remain strong when compared to peer levels. The
Company's efficiency ratio for the nine months ended September 30, 2003 was 59.2%, while its noninterest expense to asset ratio was 2.45%.


Financial Condition

During the nine months ended September 30, 2003, the Company's assets increased by $11.4 million from $180.0 million at December 31, 2002 to $191.4 million at September 30, 2003. Net loans grew $14.0 million while cash and investments decreased $3.5 million during the period. Strong loan production continued to drive asset growth. The Company used some proceeds from investment maturities and sales to fund the loan growth, creating the decline in cash and investment securities. The purchase of a branch building in Salisbury, Maryland previously leased and general liquidity needs also contributed to the declines in cash and investment securities.

Deposit balances increased to $165.1 million during the nine months ended September 30, 2003, predominantly in the lower-costing demand and savings deposit accounts. Interest-bearing demand and savings deposit account balances increased $11.2 million and noninterest-bearing demand deposits increased $6.2 million, while time deposits decreased $11.3 million during the period. FHLB advances increased during the period from $2.2 million at December 31, 2002 to $5.8 million at September 30, 2003, with the increase due to liquidity needs created by strong loan growth and only moderate net deposit growth. Of the total FHLB advances, $5.0 million represent lower cost overnight borrowings.

Stockholders' equity was $19.8 million at September 30, 2003, compared to $18.2 million at December 31, 2002. Comprehensive income of $1.8 million offset common stock dividend payments of $254,700 ($0.15 per share).

During October 2003, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on November 7, 2003 to shareholders of record on October 27, 2003.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $568,000 at September 30, 2003, compared to $879,000 at December 31, 2002. As to nonaccrual loans existing at September 30, 2003, approximately $16,900 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. During the nine months ended September 30, 2003, a loan totaling $368,000, identified as impaired at December 31, 2002 under the established accounting guidelines, was brought current with the principal due being significantly reduced through the sale of assets by the borrower. Subsequently, the borrower was unable to meet their obligation on the remaining balance and, consequently, filed for bankruptcy protection. Approximately $125,000 in principal remains due at September 30, 2003 with sufficient collateral existing to satisfy this amount, subject to the bankruptcy proceedings. Accordingly, the Bank continues to maintain the loan in nonaccrual status and classify it as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At September 30, 2003, all loans 60 days or more delinquent, including nonperforming loans, totaled $676,000. In addition, $809,000 of other performing loans existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                 September 30,               December 31,
(In Thousands)                                                                       2003                        2002
                                                                            ------------------------   -------------------------

Nonaccrual loans:
       Commercial                                                              $              125         $             -
       Real estate mortgage                                                                   326                        677
       Home equity lines of credit                                                             46                       -
       Consumer                                                                                71                        202
                                                                            ------------------------   -------------------------

       Total nonaccrual loans                                                                 568                        879
Other real estate owned                                                                      -                          -
                                                                            ------------------------   -------------------------

       Total nonperforming assets                                              $              568         $              879
                                                                            ========================   =========================

Loans past due 90 or more days
       accruing interest                                                                     -                          -
Allowance for loan losses to
       nonaccrual loans                                                                    330.28%                    182.37%
Nonperforming assets to period end
       loans and other real estate owned                                                     0.43%                      0.74%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                        Nine Months Ended September 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2003                       2002
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                       $         1,603           $           1,326
Loans charged off:
       Commercial                                                                             -                           -
       Real estate mortgage                                                                     (4)                       -
       Consumer                                                                                (21)                        (40)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                 (25)                        (40)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                             -                           -
       Real estate mortgage                                                                   -                           -
       Consumer                                                                                 13                          23
                                                                                 -------------------       ---------------------

       Total recoveries                                                                         13                          23
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                   (12)                        (17)
Provision for loan losses                                                                      285                         242
                                                                                 -------------------       ---------------------

Balance, end of period                                                             $         1,876           $           1,551
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.41%                       1.35%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   330.28%                     771.64%

Net charge-offs to average loans
       outstanding during period                                                             (0.01%)                     (0.02%)




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

At September 30, 2003, the Company had outstanding loan and line of credit commitments of $36.7 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2003 amounted to $39.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents decreased $568,100 for the nine months ended September 30, 2003, compared to an increase of $5.28 million for the nine months ended September 30, 2002. Net cash provided by operating activities was $1.82 million for the nine months ended September 30, 2003, compared to $1.79 million during the same period of 2002. This increase reflects additional cash earnings generated during 2003 as compared to 2002, partially offset by noncash income generated from increases in cash surrender values of life insurance and other fluctuations in normal operating activities.

Net cash used by investing activities was $11.91 million during the nine months ended September 30, 2003, compared to net cash used by investing activities of $17.06 million for the nine months ended September 30, 2002. Although loan growth was stronger during the 2003 period, deposit growth remained flat as compared to the growth experienced during the 2002 period, resulting in less excess liquidity for investment purposes.

Net cash provided by financing activities was $9.53 million for the nine months ended September 30, 2003, compared to net cash provided by financing activities of $20.55 million for the nine months ended September 30, 2002. The December 2002 deposit acquisition allowed the Company to minimize time deposit growth through less aggressive pricing strategies. Liquidity generated by the acquisition provided funding for loan growth and other investing activities during the quarter with shortfalls being covered through investment maturities and low-cost borrowings from the FHLB.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. During the nine months ended September 30, 2002, the Bank paid $500,000 in dividends to the Company to fund operations, pay shareholder dividends and to purchase real estate for the Company's planned operations center. The Bank did not pay dividends to the Company during the nine months ended September 30, 2003. At September 30, 2003, the Bank's retained earnings available for the payment of dividends was $2.3 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2003 and December 31, 2002.


                                          Analysis of Capital

                                                                   September 30,        December 31,
(In Thousands)                                                         2003                 2002
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            562     $            560
       Additional paid-in capital                                            2,720                2,654
       Retained earnings                                                    15,688               14,394
       Accumulated other comprehensive income                                  844                  609
                                                                 ------------------  -------------------
             Total capital (GAAP)                                           19,814               18,217
       Less: Intangibles                                                      (611)                (650)
       Net unrealized gain on debt and equity securities                      (844)                (609)
       Net unrealized losses on equity securities                             -                     (41)
                                                                 ------------------  -------------------
             Total Tier 1 capital                                           18,359               16,917


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,521                1,366
       Net unrealized gains on equity securities                               133                    8
                                                                 ------------------  -------------------
             Total Tier 2 capital                                 $         20,013     $         18,291
                                                                 ==================  ===================

Risk-weighted assets                                              $        125,504     $        112,642

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      14.63%               15.02%
       Total risk-based capital ratio                                       15.95%               16.24%
       Tier 1 capital to average adjusted
             total assets                                                    9.99%               10.72%


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

The following table presents the Company's interest sensitivity position at September 30, 2003 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                                   Interest Sensitivity Analysis

                                                                                        September 30, 2003
                                                       ----------------------------------------------------------------------------
                                                           Within         91-365        1 to 5          Over
(In Thousands)                                             90 Days         Days          Years         5 Years           Total
                                                       --------------  -------------  -----------  --------------  ----------------

Interest-Earning Assets:
       Loans (1)                                        $     31,979     $   13,247    $  63,878    $     23,587    $      132,691
       Securities                                              5,009          3,074       30,193           5,965            44,241
       Money market and other
           short term securities                               1,633           -            -               -                1,633
       Bank-Owned Life Insurance                                -             3,110         -               -                3,110
                                                       --------------  -------------  -----------  --------------  ----------------

       Total earning assets                             $     38,621    $    19,431    $  94,071    $     29,552    $      181,675
                                                       ==============  =============  ===========  ==============  ================
       Cumulative earning assets                        $     38,621    $    58,052    $ 152,123    $    181,675    $      181,675
                                                       ==============  =============  ===========  ==============  ================


Interest-Bearing Liabilities:
       Money market savings                             $     18,094    $      -       $    -       $       -       $       18,094
       Interest checking (2)                                    -              -          24,600            -               24,600
       Savings (2)                                               334          1,632       20,136            -               22,102
       Certificates of deposit                                15,849         23,807       36,988           1,689            78,333
       FHLB advances                                           5,100           -            -                700             5,800
                                                       --------------  -------------  -----------  --------------  ----------------

       Total interest-bearing liabilities               $     39,377    $    25,439    $  81,724    $      2,389    $      148,929
                                                       ==============  =============  ===========  ==============  ================
       Cumulative interest-bearing liabilities                39,377         64,816      146,540         148,929           148,929
                                                       ==============  =============  ===========  ==============  ================

       Period gap                                       $       (756)   $    (6,008)   $  12,347    $     27,163    $        32,746
       Cumulative gap                                   $       (756)   $    (6,764)   $   5,583    $     32,746    $        32,746
       Ratio of cumulative interest-earning
           assets to interest-bearing liabilities             98.08%         89.56%      103.81%         121.99%            121.99%
       Ratio of cumulative gap to total
           earning assets                                     (0.42%)        (3.72%)       3.07%          18.02%             18.02%



(1) Includes nonaccrual loans of $568,000, which are included in the 1 to 5 years category.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.



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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during October 2003 relative to the Company's September 30, 2003 earnings release dated October 21, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                          November 13, 2003
--------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                          November 13, 2003
--------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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

Date: November 13, 2003
                                                       /s/ Scott C. Harvard
                                                       -----------------------
                                                          President and CEO

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

Date: November 13, 2003
                                                       /s/ Steven M. Belote
                                                       ------------------------
                                                        CFO and Vice President

   Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

The undersigned, as the chief executive officer of Shore Financial Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.


                                                        /s/ Scott C. Harvard
                                                        -----------------------
                                                        Chief Executive Officer

   Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

The undersigned, as the chief financial officer of Shore Financial Corporation, certifies to the best of his knowledge and belief that the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Shore Financial Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.



                                                        /s/ Steven M. Belote
                                                        -----------------------
                                                        Chief Financial Officer