Form 10KSB
period 2003-12-31
SHORE FINANCIAL CORP
filed 2004-03-25
CIK 1045690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.33 par value

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year $11,391,000.

On March 23, 2004, the aggregate market value of the 1,607,826 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $27.3 million. This figure is based on the closing price of $17.00 per share of the Registrant’s Common Stock on March 23, 2004.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 23, 2004.

Class	Outstanding at March 23, 2004
Common Stock, $0.33 par value	2,062,084

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s 2003 Annual Report to Shareholders are incorporated by reference in Part II hereof.
(2)	Portions of the Registrant’s definitive proxy statement to be used in conjunction with the Registrant’s 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-KSB.

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

Item 1.

DESCRIPTION OF BUSINESS

General

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets consist of its investment in the Bank and approximately $4.3 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered, Federal Reserve member commercial bank whose predecessor began business in 1961. The Company and the Bank are headquartered in Onley, Virginia. The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 24% market share of the banking deposits in the Accomack and Northampton Counties in Virginia, based on June 30, 2003 deposit information. At December 31, 2003, the Company had consolidated assets of $196.6 million, Bank deposits of $158.9 million and stockholders equity of $20.2 million.

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

The Company also offers other services that complement the core financial services offered by the Bank. The Company has an affiliate relationship with a trust company in Eastern Virginia that provides a vehicle to offer trust and asset management services within the Bank’s markets. The Bank’s subsidiary, Shore Investments, Inc. (“Shore Investments”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the Bank’s banking centers. Shore Investments has also invested in a Virginia title insurance company that enables the Bank to offer title insurance policies to its real estate loan customers.

The Bank delivers its banking services through seven full-service banking centers, six ATMs, the Internet and the telephone. The Bank provides administrative support to its branch network through an operations center located in Accomac, Virginia. The facility houses the Bank’s item processing, check imaging and accounting functions. Seventy-five dedicated employees staff the Bank’s facilities.

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

The Eastern Shore of Virginia is 20 miles by bridge and tunnel from Hampton Roads, Virginia (Norfolk, Virginia Beach, Portsmouth, Hampton, Suffolk), one of the largest population centers in the country. Tourism and agriculture, along with poultry and seafood processing are the predominant industries on the Eastern Shore.

In Northampton County, an Eco-Industrial Park exists adjacent to a deep-water port with railroad access. The park has been recognized nationally as a model for environmentally friendly industrial development. A new development named Bay Creek opened in spring 2001 that includes a 3,000-unit gated community and an Arnold Palmer designed golf course. In 2003, over $20.0 million in real estate sales occurred in Bay Creek, and construction is underway on a second course designed by golf legend Jack Nicklaus.

Accomack County, Virginia is the home of NASA’s Wallops Island Space Facility and the Regional Space Port Authority, as well as the tourist destinations of Chincoteague Island and The Assateague National Wildlife Refuge that draws over one million visitors annually.

The Bank also has two banking centers in Salisbury, Maryland, the crossroads of the Delmarva Peninsula. Approximately 175,000 people live within a 30-mile radius of Salisbury, which is the regional hub for industry, commerce, health care, recreation and the arts. Salisbury is home to Perdue Farms, Peninsula Regional Medical Center, and Salisbury University, and its fastest growing industrial sector is the microwave and wireless communications industry. Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2003, commitments to extend credit totaled $38.6 million.

One-to-Four Family Residential Real Estate Lending. The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences, virtually all of which are located in its market area. At December 31, 2003, one-to-four family real estate loans aggregated $59.9 million or 42.2% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages on a more restrictive basis. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2003, construction loans outstanding were $4.0 million or 2.8% of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development. At December 31, 2003, commercial real estate loans aggregated $52.2 million or 36.7% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 5 years, generally amortize over 5 to 15 years and may have a call provision. The Bank’s commercial real estate loans are secured by properties in its market area.

In its underwriting of commercial real estate, the Bank may lend, under federal regulation, up to 100% of the security property’s appraised value, although the Bank’s loan to appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans may involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject to adverse conditions in the real estate market or in the economy generally. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and the personal guarantees or endorsements of borrowers.

Commercial Loans. At December 31, 2003, commercial loans aggregated $8.6 million or 6.0% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow from its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 2003, the Bank had consumer loans of $17.5 million or 12.3% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $100,000. The Bank originates virtually all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

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

Employees

At December 31, 2003, the Company had 60 full-time and 22 part-time employees. The Company considers relations with its employees to be good.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

The Company

General. The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and the regulation, supervision and examination requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Bank holding companies are subject to extensive regulation by the Federal Reserve as set forth in Regulation Y, 12 C.F.R. Part 225. Regulation Y establishes the registration, reporting, examination, applications, acquisitions, control and divestiture, change in bank control, appraisals, and change in director and senior executive officers requirements applicable to bank holding companies. Regulation Y and the interpretations and rulings issued by the Federal Reserve thereunder identify various prohibited non-banking activities in which bank holding companies and their subsidiaries may not engage as well as various exempt activities in which a bank holding company and its subsidiaries may engage either with or, in some cases, without prior Federal Reserve approval. Regulation Y further confirms the authority of the Federal Reserve under the BHCA to impose criminal and civil penalties for violations of the BHCA and the regulations and orders issued thereunder and to issue cease and desist orders when necessary in connection therewith.

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

The Bank

General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission’s (“SCC”) Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements. The SCC completed its most recent examination in September 2001, while the Federal Reserve completed a compliance examination of the Bank during November 2002 and a safety and soundness examination during February 2003. Federal and state laws preclude the Bank from disclosing the results of these examinations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2003, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.95%, 11.69% and 7.89%, respectively.

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

Many of GLBA’s provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2003. Neither the provisions of GLBA nor the act’s implementing regulations, as proposed or adopted, have a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

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

Item 2.

DESCRIPTION OF PROPERTY

The main office of the Bank is located at 25253 Lankford Highway, Onley, Virginia, a two story colonial brick building built in 1988. The Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2004, with three remaining five-year renewals. During February

1999, the Company entered into a five-year lease agreement (with two five-year renewals) to lease commercial office space that accommodates the Company’s administrative operations and the Bank’s item processing function. The Company extended this lease through August 2004 to accommodate the construction of its new corporate headquarters. The Bank operates six other banking offices (4 in Virginia and 2 in Salisbury, Maryland), with all being owned free of any encumbrances. Until February 2003, the Bank leased the downtown Salisbury branch location under an agreement that was originally renewed during 2002 to expire in 2007, with two five-year renewals after 2007. During February 2003, the Bank purchased the building pursuant to a purchase option within the agreement.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is listed on the Nasdaq National Market under the symbol “SHBK.” The following table sets forth the per share high and low closing prices for the common stock as reported on the Nasdaq National Market for the periods indicated, with the amounts being adjusted for the December 2003 20% stock dividend:

	Price Range
	High	Low
2002
First Quarter	$8.25	$7.50
Second Quarter	9.92	8.00
Third Quarter	10.20	8.96
Fourth Quarter	10.33	9.58

2003
First Quarter	$10.84	$9.88
Second Quarter	11.67	10.38
Third Quarter	13.75	11.25
Fourth Quarter	17.46	13.42

At February 13, 2004, there were 2,062,084 shares of common stock outstanding held by 976 stockholders of record.

Dividend Policy

During the year ended December 31, 2003, the Company paid quarterly cash dividends of $0.042 per share. During December 2003, the Company declared a 20% stock dividend paid on December 31, 2003 to shareholders of record on December 20, 2003. During February and May of 2002, the Company paid quarterly dividends of $0.025 per share, while during August and November of 2002, the Company paid quarterly dividends of $0.033 per share. All 2003 and 2002 dividends per share have been adjusted to reflect December 2003 20% stock dividend. On January 14, 2004, the Company declared a $0.05 per share quarterly cash dividend paid on February 2, 2004 to shareholders of record on January 21, 2004. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the years ended December 31, 2003 and 2002, the Bank declared and paid the Company dividends of $0 and $500,000, respectively.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2003, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders (1)	72,007	(2)	$7.84	254,900

Equity compensation plans not approved by shareholders	—		—	—

Total	72,007		$7.84	254,900

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.
(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information included under “Selected Financial Highlights” appearing on page 2 of the Annual Report and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 23 of the Annual Report are incorporated herein by reference.

Item 7.

FINANCIAL STATEMENTS

The Consolidated Financial Statements and the notes thereto on pages 25 through 58 of the Annual Report are incorporated herein by reference.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Name	Age	Position
Steven M. Belote	38	Vice President, Chief Financial Officer and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank

Item 10.

EXECUTIVE COMPENSATION

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part III, Items 9. through 12., are incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 20, 2004, which was filed with the Securities and Exchange Commission pursuant to Rule 14a-6 on March 22, 2004.

PART IV

Item 13.

EXHIBITS AND FORM 8-K

(a)	The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

11.0	Earnings Per Share Computation.**

13.0	2003 Annual Report to Shareholders (filed herewith).

21.0	Subsidiaries of the Registrant — Reference is made to “Item 1. Description of Business” or the required information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.
**	Information required herein is incorporated by reference from Note 15 on page 46 of the financial statements attached hereto to this Form 10-KSB.
***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.

(b)	Reports on Form 8-K.

1.	Form 8-K was filed during October 2003 relative to the Company’s third quarter earnings release.

2.	Form 8-K was filed during December 2003 relative to the Company’s 20% stock dividend announcement.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part IV, Item 14., is incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 20, 2004, which was filed with the Securities and Exchange Commission pursuant to Rule 14a-6 on March 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE FINANCIAL CORPORATION

By:	/s/ Scott C. Harvard
Scott C. Harvard
President and Chief Executive Officer

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry P. Custis, Jr. Henry P Custis, Jr.	Chairman of the Board and Director	March 24, 2004

/s/ Scott C. Harvard Scott C. Harvard	President (Principal Executive Officer) and Director	March 24, 2004

/s/ Steven M. Belote Steven M. Belote	Vice President (Principal Financial and Accounting Officer)	March 24, 2004

/s/ Terrell E. Boothe Terrell E. Boothe	Director	March 24, 2004

/s/ D. Page Elmore D. Page Elmore	Director	March 24, 2004

/s/ Richard F. Hall, III Richard F. Hall, III	Director	March 24, 2004

/s/ Lloyd J. Kellam, III Lloyd J. Kellam, III	Director	March 24, 2004

/s/ L. Dixon Leatherbury L. Dixon Leatherbury	Director	March 24, 2004

/s/ A. Jackson Mason A. Jackson Mason	Director	March 24, 2004