Form 10QSB
period 2004-03-31
SHORE FINANCIAL CORP
filed 2004-05-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
        ACT OF 1934
               For the quarterly period ended March 31, 2004

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                    Virginia                          54-1873994
      _________________________________         _________________________
        (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          Identification Number)

          25253 Lankford Highway
             Onley, Virginia                              23418
      _________________________________         _________________________
           (Address of Principal                        (Zip Code)
             Executive Offices)


                    Issuer's telephone number: (757) 787-1335


Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of May 13, 2004:  2,062,324

Transitional Small Business Disclosure Format:  Yes ____ No _X_

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of
                        March 31, 2004 and December 31, 2003

                  Consolidated Statements of Income for the Three Months Ended
                        March 31, 2004 and 2003

                  Consolidated Statements of Cash Flows for the Three Months
                        Ended March 31, 2004 and 2003

                  Consolidated Statement of Stockholders' Equity for the
                        Three Months Ended March 31, 2004

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

                                   SIGNATURES




                               SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Financial Condition


                                                                        March 31,           December 31,
                                                                           2004                 2003
------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                             ASSETS

Cash (including interest - earning deposits of
     approximately $1,457,200 and $1,424,100, respectively)       $        6,854,400     $        5,793,800
Investment securities:
     Held-to-maturity (fair value of $0 and
        $0, respectively)                                                       -                      -
     Available-for-sale (amortized cost of $37,242,000 and
        $38,354,800, respectively)                                        38,817,000             39,579,800
     Other investments, at cost                                            1,120,500              1,031,200
Loans receivable, net                                                    147,564,200            140,206,600
Premises and equipment, net                                                5,676,300              4,986,900
Other assets                                                               4,948,100              4,952,000
                                                                  ------------------------------------------

                                                                  $      204,980,500     $      196,550,300
                                                                  ==========================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Interest-bearing                                          $      154,886,900     $      139,857,000
        Noninterest-bearing                                               21,153,000             19,033,700
                                                                  -------------------    -------------------
            Total deposits                                               176,039,900            158,890,700

Advances from Federal Home Loan Bank                                       7,066,700             16,883,300
Other liabilities                                                            929,700                575,100
                                                                  ------------------------------------------
            Total liabilities                                            184,036,300            176,349,100
                                                                  ------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        Shares authorized; none issued and
        outstanding                                                             -                      -
     Common stock, par value $.33 per share, 5,000,000
        Shares authorized; 2,062,324 and 2,061,724 shares
        issued and outstanding, respectively                                 680,600                680,400
     Additional capital                                                    8,169,000              8,164,600
     Retained earnings, substantially restricted                          11,093,100             10,595,300
     Accumulated other comprehensive income                                1,001,500                760,900
                                                                  ------------------------------------------
            Total stockholders' equity                                    20,944,200             20,201,200
                                                                  ------------------------------------------

                                                                  $      204,980,500     $      196,550,300
                                                                  ==========================================


                The accompanying notes are an integral part of these financial statements.



                       SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Income


                                                         Three Months Ended March 31,
                                                     --------------------------------------
                                                           2004                2003
-------------------------------------------------------------------------------------------
                                                        (Unaudited)         (Unaudited)

Interest and dividend income
     Loans                                           $    2,107,400        $  1,915,100
     Investments
        Taxable interest                                    308,100             376,700
        Tax-exempt interest                                  35,700              28,400
        Dividends                                            36,400              29,900
                                                     --------------------------------------
            Total interest and dividend income            2,487,600           2,350,100
                                                     --------------------------------------

Interest expense
     Deposits                                               693,700             888,600
     FHLB/other advances                                     56,600              13,900
                                                     --------------------------------------
            Total interest expense                          750,300             902,500
                                                     --------------------------------------

Net interest income                                       1,737,300           1,447,600

Provision for loan losses                                   104,700              95,100
                                                     --------------------------------------

Net interest income after
     provision for loan losses                            1,632,600           1,352,500
                                                     --------------------------------------

Noninterest income
     Deposit account fees                                   294,400             248,300
     Loan fees                                               31,900              31,200
     Commissions on investment brokerage sales               28,600              40,500
     Gains on sales of securities                            94,000             (3,700)
     Other                                                   70,200              80,400
                                                     --------------------------------------
            Total noninterest income                        519,100             396,700
                                                     --------------------------------------

Noninterest expense
     Compensation and employee
        benefits                                            601,400             540,400
     Occupancy and equipment                                322,400             298,200
     Data processing                                        153,600             106,700
     Advertising                                             28,200              14,700
     Federal insurance premium                                6,300               6,100
     Other                                                  166,100             160,600
                                                     --------------------------------------
            Total noninterest expense                     1,278,000           1,126,700
                                                     --------------------------------------

Income before income taxes                                  873,700             622,500

Income taxes                                                272,900             201,200
                                                     --------------------------------------

Net income                                           $      600,800        $    421,300
                                                     ======================================

Cash Dividends Declared Per Share (1)                $         0.05        $       0.04
                                                     ======================================

Earnings Per Common Share:
        Basic (1)                                    $         0.29        $       0.21
                                                     ======================================

        Diluted (1)                                  $         0.29        $       0.20
                                                     ======================================


(1) March 2003 amounts retroactively adjusted to reflect December 2003 20% common stock dividend.

        The accompanying notes are an integral part of these financial statements.





                                       SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                      Consolidated Statement of Stockholders' Equity
                                             Three Months Ended March 31, 2004


----------------------------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                                 Other
                                   Number of      Common      Additional       Retained      Comprehensive
                                     Shares        Stock        Capital        Earnings          Income           Total
                                   ----------- ------------ --------------  --------------  ---------------  --------------

Balance, December 31, 2003           2,061,724 $   680,400  $   8,164,600   $  10,595,300   $      760,900   $  20,201,200

Common stock cash dividend
    declared                              -           -              -           (103,000)            -           (103,000)

Exercise of stock options                  600         200          4,400            -                -              4,600

Comprehensive income                      -           -              -            600,800          240,600         841,400
                                   -----------------------------------------------------------------------------------------

Balance, March 31, 2004              2,062,324 $   680,600  $   8,169,000   $  11,093,100   $    1,001,500   $  20,944,200
                                   =========== ============ =============== =============== ================ ===============






                        The accompanying notes are an integral part of these financial statements.







                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2004 and 2003



                                                                  2004                2003
------------------------------------------------------------------------------------------------


Cash flows from operating activities
    Net income                                               $    600,800          $    421,300
    Adjustments to reconcile to net cash
       provided by operating activities:
          Provision for loan losses                               104,700                95,100
          Depreciation and amortization                           123,800                90,100
          Amortization of premium and accretion
             of discount on securities, net                        20,700                24,800
          (Gain) loss on sale of investment securities            (94,000)                3,700
          Increase in cash surrender value of life insurance      (33,600)              (39,200)
          Changes in:
             Deferred loan fees                                    17,100                (6,200)
             Other assets                                         (86,100)              (46,300)
             Other liabilities                                    354,600               169,400
                                                             -----------------------------------
             Net cash flows from operating activities           1,008,000               712,700
                                                             -----------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                    (127,500)              (12,800)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                            1,313,600             3,506,300
    Purchase of Other Investments                                 (89,300)             (252,300)
    Loan originations, net of repayments                       (7,479,400)           (2,801,900)
    Purchase of premises and equipment                           (799,000)             (863,200)
                                                             -----------------------------------
             Net cash flows from investing activities          (7,181,600)             (423,900)
                                                             -----------------------------------

Cash flows from financing activities
    Net increase in demand deposits                            11,354,700             5,651,900
    Net increase (decrease) in time deposits                    5,794,500            (5,783,300)
    Proceeds from FHLB advances                                24,102,000             9,900,000
    Repayments of FHLB advances                               (33,918,600)           (8,316,700)
    Proceeds from exercise of stock options                         4,600                 6,500
    Payment of dividends on common stock                         (103,000)              (84,900)
                                                             -----------------------------------
             Net cash flows from financing activities           7,234,200             1,373,500
                                                             -----------------------------------

Change in cash and cash equivalents                             1,060,600             1,662,300

Cash and cash equivalents, beginning of period                  5,793,800             7,534,900
                                                             -----------------------------------

Cash and cash equivalents, end of period                     $  6,854,400          $  9,197,200
                                                             ===================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                 $    730,800          $    911,800


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

     In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Principles of Consolidation

     The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - ORGANIZATION

     The Company is a Virginia corporation organized in September 1997 by the Bank for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Prior to that period, the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia. During March, 1999, the Bank activated its subsidiary, Shore Investments, Inc., to engage in financial activities supporting the Bank's operations. These activities include the selling of investment products, title insurance and trust services.

NOTE 3 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2004 and 2003.



                                                Three Months Ended March 31,
                                               -----------------------------
                                                    2004             2003
                                               ------------     ------------

Net income (numerator, basic and diluted)       $   600,800      $   421,300
Weighted average shares outstanding
(denominator)                                     2,062,000        2,035,300
                                               ------------     ------------

Earnings per common share - basic                    $ 0.29           $ 0.21
                                               ============     ============

Effect of dilutive securities:

Weighted average shares outstanding               2,062,000        2,035,300
Effect of stock options                              29,200           22,200
                                               ------------     ------------
Diluted average shares outstanding
(denominator)                                     2,091,200        2,057,500
                                               ------------     ------------

Earnings per common share -
assuming dilution                                    $ 0.29           $ 0.20
                                               ============     ============



NOTE 4 - COMPREHENSIVE INCOME

     Total comprehensive income consists of the following for the three months ended March 31, 2004 and 2003:



                                                    Three Months Ended March 31,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------

Net income                                              $ 600,800         $ 421,300
Other comprehensive income                                240,600           193,500
                                                 -----------------  ----------------

Total comprehensive income                              $ 841,400         $ 614,800
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

     The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2004 and 2003.


                                                    Three Months Ended March 31,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------

Unrealized gains on
      available-for-sale securities:
Unrealized holding gains
      arising during the period                         $ 444,000         $ 318,300
Less: reclassification adjustment
      for (gain) loss included in income                  (94,000)            3,700
                                                 -----------------   ---------------

Total other comprehensive income
     before tax effect                                    350,000           322,000

Tax effect                                               (109,400)         (128,500)
                                                 -----------------   ---------------

Net unrealized gain                                     $ 240,600         $ 193,500
                                                 =================   ===============



NOTE 5 - SEGMENT INFORMATION

     Segment information consists of the following for the three months ended March 31, 2004 and 2003:


                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions          Total
                                                ------------     -----------       ------------      ---------------   ------------

Net Interest Income:
     Three Months ended March 31, 2004              $ 1,234             $ 283            $ 325              $ (105)         $ 1,737
     Three Months ended March 31, 2003              $ 1,105             $ 189            $ 421              $ (267)         $ 1,448

Assets:
     March 31, 2004                                $158,549          $ 41,952         $ 50,747           $ (46,267)        $204,981
     December 31, 2003                             $150,561          $ 38,131         $ 50,924           $ (43,066)        $196,550


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

     In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2004 and 2003. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at March 31, 2004 and 2003.



                                                   Three Months Ended March 31,
                                               -------------------------------------
                                                    2004                 2003
                                               ----------------     ----------------

(Dollars in thousands, except per share data)

Net income, as reported                         $      600,800       $      421,300
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                (60,200)             (57,800)
                                               ----------------     ----------------

Pro forma net income                            $      540,600       $      363,500
                                               ================     ================

Earnings per share:

Basic - as reported                             $         0.29       $         0.21
                                               ================     ================
Basic - pro forma                               $         0.26       $         0.18
                                               ================     ================

Diluted - as reported                           $         0.29       $         0.20
                                               ================     ================
Diluted - pro forma                             $         0.26       $         0.18
                                               ================     ================



NOTE 7 - SUBSEQUENT EVENT

     During April 2004, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on May 1, 2004 to shareholders of record on April 24, 2004.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

     Net income for the three months ended March 31, 2004 was $600,800, or $0.29 per share, compared to net income of $421,300, or $0.21 per share, for the same period of the prior year. Loan growth in excess of 23.0% and a 16.9% reduction in funding costs drove the majority of this increase. As a result, the Company experienced a 26 basis point improvement in net interest margin during the three months ended March 31, 2004 as compared to the March 2003 period. The Company also benefited from a $65,000 after-tax gain on sales of investment securities.

Net Interest Income

     Net interest income increased 20.0% to $1.74 million for the three months ended March 31, 2004, compared to $1.45 million for the same period in 2003. The Company's net interest margin improved to 3.76% for the 2004 quarter, compared to 3.50% for the three months ended March 31, 2003. The increase in net interest margin over 2003 reflects the strong loan growth experienced by the Company during the last twelve months. This level of loan growth enabled the Company to mitigate the impact of declining interest rates on loans during the period.

     Average earning assets for the period ending March 2004 increased $19.60 million as compared to the March 2003 period. Spearheaded by commercial loan activity, loan growth represented the majority of this increase with average loans increasing $26.10 million since March 2003. Average commercial loans increased $15.87 million, or 45.0%, while average real estate mortgages and home equity lines increased 12.4% and 14.3%, respectively. Average investment securities declined by $5.14 million during the period, primarily resulting from liquidity needs to fund loan growth and reductions in time deposit balances. Average time deposit balances fell by $7.94 during the period ended March 31, 2004, reflecting the pricing flexibility awarded the Company's in this area as a result of the December 2002 deposit acquisition. Offsetting these time deposit declines were increases in average interest-bearing checking and savings and noninterest-bearing demand deposits of $11.64 million and $3.69 million, respectively. These amounts represented increases of 20.60% and 23.30%, respectively, providing a lower-costing liquidity source than time deposits would, thus benefiting net interest margin. The Company also used Federal Home Loan Bank ("FHLB") advances during the period as an alternative, lower-costing liquidity source. Average FHLB advances increased $11.45 million during the period ended March 31, 2004 as compared to the March 2003 period.

     Interest and dividend income increased 5.9% to $2.49 million for the three months ended March 31, 2004, compared to $2.35 million for the same period in 2003. As discussed above, strong loan growth helped mitigate the impact declining loan rates and reductions in the investment portfolio had on interest and dividend income during the period. Loan yields declined 62 basis points from March 2003 to March 2004, primarily in the real estate mortgage and commercial sectors.

     Interest expense decreased 16.9% to $750,300 for the three months ended March 31, 2004, compared to $902,500 for the same period in 2003. Funding costs continued their decline with the average rate on interest-bearing liabilities decreasing from 2.49% in 2003 to 1.87% for the March 2004 period. Time deposit costs constituted the majority of this change by declining 55 basis points, while checking and savings deposit costs dropped 22 basis points. Although average FHLB and other advances increased $11.45 million, the cost of these funds declined 141 basis points.

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


                                   Average Balances, Income and Expenses, Yields and Rates

                                                                       Three Months Ended March 31,
                                           ------------------------------------------------------------------------------------
                                                2004                                       2003
                                           -----------------------------------------    ---------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           ------------    -----------  -----------    -----------    -----------  -----------

Assets:
       Securities (1)                      $     39,112   $        396        4.05%   $     44,255   $        442        4.00%
       Loans (net of unearned income):
             Real estate mortgage                77,095          1,137        5.90%         68,577          1,089        6.35%
             Commercial                          51,126            747        5.84%         35,252            610        6.92%
             Home equity lines                   15,096            166        4.40%         13,204            154        4.67%
             Consumer                             2,473             57        9.22%          2,660             62        9.32%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   145,790          2,107        5.78%        119,693          1,915        6.40%
       Interest-bearing deposits
             in other banks                       1,851              3        0.65%          3,205              7        0.87%
                                             -----------    -----------                 -----------    -----------
                  Total earning assets          186,753          2,506        5.37%        167,153          2,364        5.66%
                                             -----------    -----------                 -----------    -----------
       Less: allowance for loan losses           (2,040)                                    (1,637)
       Total nonearning assets                   16,347                                     14,644
                                             -----------                                -----------
       Total assets                        $    201,060                               $    180,160
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     68,166   $        100        0.59%   $     56,524   $        115        0.81%
             Time deposits                       78,812            593        3.01%         86,752            773        3.56%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      146,978            693        1.89%        143,276            888        2.48%

       FHLB/other advances                       13,236             57        1.72%          1,788             14        3.13%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   160,214            750        1.87%        145,064            902        2.49%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     19,527                                     15,837
             Other liabilities                      784                                        829
                                             -----------                                -----------

       Total liabilities                        180,525                                    161,730
       Stockholders' equity                      20,535                                     18,430
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    201,060                               $    180,160
                                             ===========                                ===========

       Net interest income (1)                            $      1,756                               $      1,462
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.50%                                      3.17%
       Net interest margin (1)(4)                                             3.76%                                      3.50%



(1)      Tax equivalent  basis.  The tax equivalent  adjustment to net interest  income was $19,000 and $14,000 for the three months ended March 31, 2004 and 2003, respectively.
(2)      Yield and rate  percentages  are all computed  through the  annualization  of interest  income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the average  yield  earned on earning  assets less the average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


Noninterest Income

     Noninterest income was $519,100 during the three months ended March 31, 2004, as compared to $396,700 for the same period in 2003, representing a 30.9% increase over the prior period. Included in 2004 noninterest income is $94,000 of gains on sales of investment securities. Excluding these gains, noninterest income increased 7.2% over the 2003 amount. Increases in deposit account fees resulting from deposit account growth represented the majority of this increase.

Provision for Loan Losses

     Provision for loan losses was $104,700 for the three months ended March 31, 2004, as compared to $95,100 for the same period of 2003. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

     Noninterest expenses were $1.28 million for the three months ended March 31, 2004, as compared to $1.13 million during the same period of 2003, representing an increase of 13.4%. Increased employee compensation and benefits expense constituted the majority of this increase. Costs associated with upgrading the Company's information systems and regulatory and compliance costs also impacted earnings during the period.

Financial Condition

     During the three months ended March 31, 2004, the Company's assets increased by $8.4 million from $196.6 million at December 31, 2003 to $205.0 million at March 31, 2004. Net loans represented the majority of this growth with an increase of $7.4 million while investment securities remained relatively flat during the quarter. Favorable market conditions continued to benefit loan volumes and excess liquidity was used to reduce FHLB advances as opposed to purchasing investments.

     Deposits increased $17.1 million to $176.0 million during the three months ended March 31, 2004. Increases in interest-bearing demand and savings deposit account balances of $9.2 million represented the majority of this growth while noninterest-bearing demand deposits increased $2.1 million. During the quarter, the Company altered its pricing strategy on time deposits in order to generate needed liquidity. This resulted in a net increase in time deposits of $5.8 million. The Company used excess liquidity generated through deposit growth to fund loan growth and pay down $9.8 million in FHLB advances during the period.

     Stockholders' equity was $20.9 million at March 31, 2004, compared to $20.2 million at December 31, 2003. Comprehensive income of $841,400 offset a common stock dividend payment of $103,000 ($0.05 per share).

     During April 2004, the Company declared a $0.05 per share quarterly cash dividend on its common stock payable on May 1, 2004 to shareholders of record on April 24, 2004.

Asset Quality

     Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

     Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $478,000 at March 31, 2004, compared to $552,000 at December 31, 2003. As to nonaccrual loans existing at March 31, 2004, approximately $8,500 of interest income would have been recognized during the three months then ended if interest thereon had accrued. At December 31, 2003, the Company had one impaired loan with a balance of $126,000. During the three months ended March 31, 2004, the outstanding principal, interest and late fees related to this loan were paid in full through the sale of existing collateral. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

     At March 31, 2004, all loans 60 days or more delinquent, including nonperforming loans, totaled $752,000. In addition, other performing loans, totaling $2.6 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

     The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                              March 31,           December 31,
(In Thousands)                                                  2004                  2003
                                                         ------------------   -------------------

Nonaccrual loans:
       Commercial                                         $            -       $          126
       Real estate mortgage                                          281                  321
       Home equity lines of credit                                    29                   28
       Consumer                                                      168                   77
                                                         ------------------   -------------------

       Total nonaccrual loans                                        478                  552
Other real estate owned                                                -                    -
                                                         ------------------   -------------------

       Total nonperforming assets                         $          478       $          552
                                                         ==================   ===================

Loans past due 90 or more days
       accruing interest                                               -                    -
Allowance for loan losses to
       nonaccrual loans                                           441.00%              362.68%
Nonperforming assets to period end
       loans and other real estate owned                            0.32%                0.39%



     Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                          Three Months Ended March 31,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2004                       2003
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                      $           2,002         $             1,603
Loans charged off:
       Commercial                                                                                (5)                          -
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                  (6)                         (3)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                  (11)                         (3)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                                 5                           -
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                   7                           3
                                                                                 -------------------       ---------------------

       Total recoveries                                                                          12                           3
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                      1                           -
Provision for loan losses                                                                       105                          95
                                                                                 -------------------       ---------------------

Balance, end of period                                                            $           2,108         $             1,698
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.41%                       1.40%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   441.00%                     251.56%

Net recoveries (charge-offs) to average loans
       outstanding during period                                                              0.00%                       0.00%



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

     At March 31, 2004, the Company had outstanding loan and line of credit commitments of $37.4 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2004 amounted to $58.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     Total cash and cash equivalents increased $1.1 million for the three months ended March 31, 2004, compared to an increase of $1.7 million for the three months ended March 31, 2003. Net cash from operating activities was $1.0 million for the three months ended March 31, 2004, compared to $712,700 during the same period of 2003. This increase reflects the earnings growth experienced during the quarter and other fluctuations in normal operating activities.

     Net cash used for investing activities was $7.2 million during the three months ended March 31, 2004, compared to net cash used for investing activities of $423,900 for the three months ended March 31, 2003. Loan growth constituted the majority of the difference, while investment activity was less than the prior year.

     Net cash from financing activities was $7.2 million for the three months ended March 31, 2004, compared to net cash from financing activities of $1.4 million for the three months ended March 31, 2003. While repayment of FHLB advances negatively impacted cash flows from financing activities, deposit growth more than offset the effects of these payoffs.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank did not pay dividends to the Company during the three months ended March 31, 2004 and 2003. At March 31, 2004, the Bank's retained earnings available for the payment of dividends was $3.7 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

     The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2004 and December 31, 2003.


                                          Analysis of Capital

                                                                              December131,
(In Thousands)                                                         2004                 2003
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            681     $            680
       Additional paid-in capital                                            8,169                8,165
       Retained earnings                                                    11,093               10,595
       Accumulated other comprehensive income                                1,001                  761
                                                                 ------------------   ------------------
             Total capital (GAAP)                                           20,944               20,201
       Less: Intangibles                                                      (572)                (588)
       Net unrealized gain on debt and equity securities                    (1,001)                (761)
                                                                 ------------------   ------------------
             Total Tier 1 capital                                           19,371               18,852


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,673                1,597
       Net unrealized gains on equity securities                               253                  205
                                                                 ------------------   ------------------
             Total Tier 2 capital                                 $         21,297     $         20,654
                                                                 ==================   ==================

Risk-weighted assets                                              $        137,151     $        131,213

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      14.12%               14.37%
       Total risk-based capital ratio                                       15.53%               15.74%
       Tier 1 capital to average adjusted
             total assets                                                    9.66%               10.15%


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

     The following table presents the Company's interest sensitivity position at March 31, 2004 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                                      Interest Sensitivity Analysis
                                                                             March 31, 2004
                                    ---------------------------------------------------------------------------------------------
                                           Within          91-365           1 to 5            Over
(In Thousands)                             90 Days          Days             Years           5 Years               Total
                                     ----------------  ---------------  ---------------  ----------------   -------------------

Interest-Earning Assets:
       Loans (1)                      $       40,251    $      18,299    $      70,216    $       20,906     $         149,672
       Securities                              1,009            3,037           28,565             7,326                39,937
       Money market and other
           short term securities               1,457             -                -                 -                    1,457
       Other earning assets                     -               3,179             -                 -                    3,179
                                     ----------------  ---------------   --------------  ----------------   -------------------

       Total earning assets           $       42,717    $      24,515     $     98,781    $       28,232     $         194,245
                                     ================  ===============   ==============  ================   ===================
       Cumulative earning assets      $       42,717    $      67,232     $    166,013    $      194,245     $         194,245
                                     ================  ===============   ==============  ================   ===================


Interest-Bearing Liabilities:
       Money market savings           $       22,493    $        -        $       -       $         -        $          22,493
       Interest checking (2)                    -                -              27,728              -                   27,728
       Savings (2)                               411            1,255           20,769              -                   22,435
       Certificates of deposit                 7,573           33,121           39,942             1,651                82,287
       FHLB advances                           1,400             -               5,000               667                 7,067
                                     ----------------  ---------------   --------------  ----------------   -------------------

       Total interest-bearing
           liabilities                $       31,877    $      34,376     $     93,439    $        2,318     $         162,010
                                     ================  ===============   ==============  ================   ===================
       Cumulative interest-bearing
           liabilities                        31,877           66,253          159,692           162,010               162,010
                                     ================  ===============   ==============  ================   ===================

       Period gap                     $       10,840    $      (9,861)    $      5,342    $       25,914     $          32,235
       Cumulative gap                 $       10,840    $         979     $      6,321    $       32,235     $          32,235
       Ratio of cumulative interest-
           earning assets to
           interest-bearing liabilities       134.01%          101.48%          103.96%           119.90%               119.90%
       Ratio of cumulative gap to total
           earning assets                       5.58%            0.50%            3.25%            16.60%                16.60%




(1)  Includes nonaccrual loans of $478,000, which are included in the 91-365 days and 1 to 5 years categories.
(2)  Management  has  determined  that  interest  checking  and savings  accounts  are not  sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.


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

Item 4 - Submission of Matters to a Vote of Stockholders

     The annual meeting of the stockholders of Shore Financial Corporation was held on April 20, 2004. Matters voted on included the election of Terrell E. Boothe and D. Page Elmore for three-year terms expiring in 2007. No other matters were voted on during the meeting or by proxy or other means during the period.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Certifications   pursuant   to   subsections   302  and  906  of  the
Sarbanes-Oxley Act of 2002.

     (b) Form 8-K was filed during April 2004 relative to the Company's March 31, 2004 earnings release dated April 20, 2004.

                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                              May 13, 2004
--------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                               May 13, 2004
--------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

                                                             Exhibit 31.1

                                 CERTIFICATIONS


I, Scott C. Harvard, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Shore Financial Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


                    (a) designed such  disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    (b)  evaluated  the   effectiveness   of  the   registrant's
               disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    (c) disclosed in this report any change in the  registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


                    (a) all significant  deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 13, 2004
                                      /s/ Scott C. Harvard
                                      _________________________________________
                                          Scott C. Harvard
                                          President and Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATIONS


I, Steven M. Belote, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Shore Financial Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


                    (a) designed such  disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    (b)  evaluated  the   effectiveness   of  the   registrant's
               disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    (c) disclosed in this report any change in the  registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


                    (a) all significant  deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 13, 2004
                                 /s/ Steven M. Belote
                                 _____________________________________________
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the year three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                       /s/ Scott C. Harvard
                       _________________________________________
                           Scott C. Harvard
                           President and Chief Executive Officer

Date:  May 13, 2004





     This  certificate  accompanies  this Annual Report on Form 10-K pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                        /s/ Steven M. Belote
                        ____________________________
                            Steven M. Belote
                            Chief Financial Officer

Date:  May 13, 2004





     This  certificate  accompanies  this Annual Report on Form 10-K pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.