Form 10QSB
period 2004-06-30
SHORE FINANCIAL CORP
filed 2004-08-12
CIK 1045690

13
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934
               For the quarterly period ended June 30, 2004

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Virginia                                   54-1873994
---------------------------------              ------------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification Number)

    25253 Lankford Highway
      Onley, Virginia                                   23418
---------------------------------              ------------------------
   (Address of Principal                               Zip Code
     Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ----     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of August 12, 2004:  2,062,324

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -----       -----

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003

                  Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003

                  Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2004

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

                                   SIGNATURES


                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  Consolidated Statements of Financial Condition


                                                                             June 30,             December 31,
                                                                               2004                   2003
-------------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                               ASSETS


Cash (including interest - earning deposits of
     approximately $2,931,800 and $1,424,100, respectively)           $          8,019,700     $         5,793,800
Investment securities:
     Held-to-maturity (fair value of $0 and
         $0, respectively)                                                            -                       -
     Available-for-sale (amortized cost of $38,951,200 and
         $38,354,800, respectively)                                             39,587,200              39,579,800
     Other investments, at cost                                                  1,120,500               1,031,200
Loans receivable, net                                                          158,618,700             140,206,600
Premises and equipment, net                                                      7,008,600               4,986,900
Other assets                                                                     5,026,900               4,952,000
                                                                      ---------------------------------------------

                                                                      $        219,381,600     $       196,550,300
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        161,777,600     $       139,857,000
         Noninterest-bearing                                                    24,620,300              19,033,700
                                                                      ---------------------   ---------------------
            Total deposits                                                     186,397,900             158,890,700

Advances from Federal Home Loan Bank                                            11,749,900              16,883,300
Other liabilities                                                                  450,600                 575,100
                                                                      ---------------------------------------------
            Total liabilities                                                  198,598,400             176,349,100
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                     -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,062,324 and 2,061,724 shares
         issued and outstanding, respectively                                      680,600                 680,400
     Additional capital                                                          8,169,100               8,164,600
     Retained earnings, substantially restricted                                11,546,000              10,595,300
     Accumulated other comprehensive income                                        387,500                 760,900
                                                                      ---------------------------------------------
            Total stockholders' equity                                          20,783,200              20,201,200
                                                                      ---------------------------------------------

                                                                      $        219,381,600     $       196,550,300
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.




                                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income


                                               Three Months Ended June 30,          Six Months Ended June 30,
                                             ---------------------------------  ---------------------------------
                                                  2004             2003               2004             2003
------------------------------------------------------------------------------------------------------------------

Interest and dividend income
    Loans                                    $    2,150,500    $    1,940,800     $    4,257,900   $    3,855,900
    Investments
       Taxable interest                             296,400           347,700            604,500          716,500
       Tax-exempt interest                           36,700            28,400             72,400           56,800
       Dividends                                     59,500            54,700             95,900           92,500
                                             ----------------------------------  ---------------------------------
          Total interest and dividend income      2,543,100         2,371,600          5,030,700        4,721,700
                                             ----------------------------------  ---------------------------------

Interest expense
    Deposits                                        745,800           813,300          1,439,500        1,701,900
    FHLB/other advances                              49,900            25,100            106,500           39,000
                                             ----------------------------------  ---------------------------------
          Total interest expense                    795,700           838,400          1,546,000        1,740,900
                                             ----------------------------------  ---------------------------------

Net interest income                               1,747,400         1,533,200          3,484,700        2,980,800

Provision for loan losses                           104,700            95,100            209,400          190,200
                                             ----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                     1,642,700         1,438,100          3,275,300        2,790,600
                                             ----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                            342,100           288,000            636,500          536,300
    Loan fees                                        19,700            28,900             51,600           60,100
    Commissions on investment brokerage sales        29,000            31,300             57,600           71,800
    Gains (losses) on sales of securities              (600)           96,300             93,400           92,600
    Other                                            69,000            61,700            139,200          142,100
                                             ----------------------------------  ---------------------------------
          Total noninterest income                  459,200           506,200            978,300          902,900
                                             ----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                     600,400           542,400          1,201,800        1,082,800
    Occupancy and equipment                         314,500           274,400            636,900          572,600
    Data processing                                 166,300           109,000            319,900          215,700
    Advertising                                      26,100            24,900             54,300           39,600
    Federal insurance premium                         6,000             6,300             12,300           12,400
    Other                                           179,600           198,500            345,700          359,100
                                             ---------------------------------------------------------------------
          Total noninterest expense               1,292,900         1,155,500          2,570,900        2,282,200
                                             ----------------------------------  ---------------------------------

Income before income taxes                          809,000           788,800          1,682,700        1,411,300

Income taxes                                        252,900           254,500            525,800          455,700
                                             ----------------------------------  ---------------------------------

Net income                                   $      556,100    $      534,300     $    1,156,900   $      955,600
                                             ==================================  =================================

Cash Dividends Declared Per Share (1)        $         0.05    $         0.04     $         0.10   $         0.08
                                             ==================================  =================================

Earnings Per Common Share:
       Basic (1)                             $         0.27    $         0.26     $         0.56   $         0.47
                                             ==================================  =================================

       Diluted (1)                           $         0.26    $         0.26     $         0.55   $         0.46
                                             ==================================  =================================


(1) June 2003 amounts retroactively adjusted to reflect December 2003 20% common stock dividend.

                   The accompanying notes are an integral part of these financial statements.



                                       SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                      Consolidated Statement of Stockholders' Equity
                                              Six Months Ended June 30, 2004


----------------------------------------------------------------------------------------------------------------------------

                                                                                              Accumulated
                                                                                                 Other
                                   Number of      Common      Additional       Retained      Comprehensive
                                     Shares        Stock        Capital        Earnings          Income           Total
                                   ----------- ------------ --------------  --------------  ---------------  --------------

Balance, December 31, 2003          2,061,724    $  680,400   $  8,164,600    $ 10,595,300    $     760,900    $ 20,201,200

Common stock cash dividend
    declared                             -             -              -           (206,200)            -           (206,200)

Exercise of stock options                 600           200          4,500            -                -              4,700

Comprehensive income                     -             -                         1,156,900         (373,400)        783,500
                                   -----------------------------------------------------------------------------------------


Balance, June 30, 2004              2,062,324    $  680,600   $  8,169,100    $ 11,546,000    $     387,500    $ 20,783,200
                                   =========== =============================================================================

















                        The accompanying notes are an integral part of these financial statements.



                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 2004 and 2003



                                                                  2004               2003
-------------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                               $     1,156,900    $       955,600
    Adjustments to reconcile to net cash
       provided by operating activities:
          Provision for loan losses                                  209,400            190,200
          Depreciation and amortization                              253,600            205,200
          Amortization of premium and accretion
             of discount on securities, net                           20,700             49,700
          (Gain) loss on sale of investment securities                   600            (92,600)
          Loss on disposal of fixed assets                             2,300               -
          Increase in cash surrender value of life insurance         (67,200)           (74,200)
          Changes in:
             Deferred loan fees                                       28,100             (8,000)
             Other assets                                            177,900           (218,700)
             Other liabilities                                      (124,500)           253,200
                                                             -----------------------------------
             Net cash flows from operating activities              1,657,800          1,260,400
                                                             -----------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                     (3,698,700)          (197,700)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                               3,081,000          3,844,200
    Purchase of Other Investments                                    (89,300)          (252,300)
    Loan originations, net of repayments                         (18,649,600)       (10,232,300)
    Purchase of premises and equipment                            (2,247,600)          (957,500)
                                                             -----------------------------------
             Net cash flows from investing activities            (21,604,200)        (7,795,600)
                                                             -----------------------------------



                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 2004 and 2003


                                                                  2004               2003
------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase in demand deposits                          $    17,320,300   $      7,305,100
    Net increase (decrease) in time deposits                      10,186,900         (8,997,200)
    Proceeds from FHLB advances                                   28,802,000         21,500,000
    Repayments of FHLB advances                                  (33,935,400)       (13,833,300)
    Proceeds from exercise of stock options                            4,700              8,000
    Payment of dividends on common stock                            (206,200)          (169,700)
                                                             -----------------------------------
             Net cash flows from financing activities             22,172,300          5,812,900
                                                             -----------------------------------

Change in cash and cash equivalents                                2,225,900           (722,300)

Cash and cash equivalents, beginning of period                     5,793,800          7,534,900
                                                             -----------------------------------

Cash and cash equivalents, end of period                     $     8,019,700    $     6,812,600
                                                             ===================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                 $     1,483,200    $     1,748,700
    Cash paid during the period for income taxes             $       504,600    $       450,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2004 and 2003.


                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                ---------------------------------  ---------------------------------
                                                     2004             2003               2004            2003
                                                ---------------  ---------------   --------------    -------------

Net income (numerator, basic and diluted)        $  556,100        $  534,300        $ 1,156,900       $  955,600
Weighted average shares outstanding
(denominator)                                     2,062,300         2,036,100          2,062,200        2,035,700
                                                ---------------  ---------------   --------------    -------------

Earnings per common share - basic                $     0.27        $     0.26        $      0.56       $     0.47
                                                ===============  ===============   ==============    =============

Effect of dilutive securities:

Weighted average shares outstanding               2,062,300         2,036,100          2,062,200        2,035,700
Effect of stock options                              35,100            29,300             32,300           26,700
                                                ---------------  ---------------   --------------    -------------
Diluted average shares outstanding
(denominator)                                     2,097,400         2,065,400          2,094,500        2,062,400
                                                ---------------  ---------------   --------------    -------------

Earnings per common share -
assuming dilution                                $     0.26        $     0.26        $      0.55       $     0.46
                                                ===============  ===============   ==============    =============



NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2004 and 2003:


                                                     Six Months Ended June 30,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------

Net income                                            $ 1,156,900         $ 955,600
Other comprehensive income                               (373,400)          453,000
                                                 -----------------  ----------------

Total comprehensive income                              $ 783,500       $ 1,408,600
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2004 and 2003.


                                                     Six Months Ended June 30,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------

Unrealized gains on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                    $   (589,600)      $   822,600
Less: reclassification adjustment
      for (gain) loss included in income                    600           (92,600)
                                                 -----------------  ----------------

Total other comprehensive income (loss)
     before tax effect                                 (589,000)          730,000

Tax (effect) benefit                                    215,600          (277,000)
                                                 -----------------  ----------------

Net unrealized gain (loss)                         $   (373,400)      $   453,000
                                                 =================  ================


NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2004 and 2003:


                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions          Total
                                                ------------     -----------       ------------     ---------------     ------------

Net Interest Income:
     Six Months ended June 30, 2004              $   2,467        $    586          $     668           $    (236)        $  3,485
     Six Months ended June 30, 2003              $   2,228        $    398          $     827           $    (472)        $  2,981

Assets:
     June 30, 2004                               $ 169,120        $ 45,371          $  53,629           $ (48,738)        $219,382
     December 31, 2003                           $ 150,561        $ 38,131          $  50,924           $ (43,066)        $196,550


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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2004 and 2003. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at June 30, 2004 and 2003.


                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                               -----------------------------------   -------------------------------------
                                                    2004                 2003               2004               2003
                                               ----------------   ----------------   ----------------     ----------------
(Dollars in thousands, except per share data)

Net income, as reported                          $     556,100      $     534,300      $   1,156,900        $     955,600
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                   -                  -               (60,200)             (57,800)
                                               ----------------   ----------------   -----------------    ----------------

Pro forma net income                             $     556,100      $     534,300      $   1,096,700        $     897,800
                                               ================   ================   =================    ================

Earnings per share:

Basic - as reported                              $        0.27      $        0.26      $        0.56        $        0.47
                                               ================   ================   =================    ================
Basic - pro forma                                $        0.27      $        0.26      $        0.53        $        0.44
                                               ================   ================   =================    ================

Diluted - as reported                            $        0.26      $        0.26      $        0.55        $        0.46
                                               ================   ================   ================     ================
Diluted - pro forma                              $        0.26      $        0.26      $        0.52        $        0.44
                                               ================   ================   ================     ================



NOTE 7 - SUBSEQUENT EVENT

During July 2004, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on August 2, 2004 to shareholders of record on July 26, 2004.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2004 was $556,100, or $0.27 per share, compared to net income of $534,300, or $0.26 per share, for the same period of the prior year. Net income for the six months ended June 30, 2004 was $1.16 million, or $0.56 per share, compared to net income of $955,600, or $0.47 per share, for the same period of the prior year. Loan and deposit growth of 25.0% and 18.5%, respectively, and a 10 basis point increase in net interest margin over the past year drove the majority of this increase. Additionally, the Company's earnings benefited from a 8.4% increase in noninterest income, primarily in deposit fees.

Net Interest Income

Net interest income increased 14.0% to $1.75 million for the three months ended June 30, 2004, compared to $1.53 million for the same period in 2003, while net interest income increased 16.9% to $3.48 million for the six months ended June 30, 2004, compared to $2.98 million for the comparable 2003 period. The Company's net interest margin was 3.68% for the six months ended June 30, 2004, compared to 3.58% for the 2003 six month period. The increase in net interest margin over 2003 reflects the lower funding costs environment experienced by the Company during the first six months of 2004 as compared to 2003. Healthy growth in loan volumes continued to mitigate the impact of declining interest rates on loan pricing during the period.

Average earning assets for the period ending June 2004 increased $23.23 million as compared to the June 2003 period. Loan growth, led by commercial loan production, constituted all of this increase with average loans increasing $28.09 million since June 2003. Average commercial loans increased $17.08 million, or 46.1%, while average real estate mortgages and home equity lines increased 12.9% and 15.8%, respectively. Average investment securities declined by $4.16 million during the period, reflecting the liquidity demands generated by the significant loan growth. Average total deposits increased by $14.63 million, led by interest-bearing checking and savings accounts and noninterest-bearing demand deposit accounts. During the period ended June 30, 2004, average interest-bearing checking and savings and noninterest-bearing demand deposits grew by $12.94 million and $4.55 million, respectively, representing increases of 22.5% and 27.6%, respectively. Growth in these funding areas has provided the Company with a lower-costing liquidity source to fund loan growth and, therefore, benefiting net interest margin. During the period ended June 30, 2004, average time deposit balances fell by $2.86 million, or 3.4%. The Company also continued to use Federal Home Loan Bank ("FHLB") advances during the period as an alternative, lower-costing liquidity source. Average FHLB advances increased $8.46 million during the period ended June 30, 2004 as compared to the June 2003 period.

Interest and dividend income was $2.54 million and $5.03 million, respectively, for the three and six month periods ended June 30, 2004, representing increases of 7.2% and 6.5%, respectively, over comparable 2003 amounts. As discussed above, strong loan growth mitigated the impact declining loan rates and reductions in the investment portfolio had on interest and dividend income during the period. Loan yields declined 65 basis points from June 2003 to June 2004, while investment yields remained relatively flat for the period.

Interest expense decreased 5.1% to $795,700 for the three months ended June 30, 2004, compared to $838,400 for the same period in 2003, while interest expense declined 11.2% to $1.55 million for the six months ended June 30, 2004, compared to $1.74 million for the 2003 period. During the June 2004 period, funding costs flattened, but still remained lower than 2003 with the average rate on interest-bearing liabilities decreasing from 2.39% in 2003 to 1.88% for the June 2004 period. Time deposit costs constituted the majority of this change by declining 56 basis points, while checking and savings deposit costs dropped 8 basis points. While average FHLB and other advances increased $8.46 million, the cost of these funds declined 36 basis points.

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


                                   Average Balances, Income and Expenses, Yields and Rates

                                                                         Six Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                2004                                       2003
                                           -----------------------------------------  -----------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           -------------   -----------  -----------    -----------    -----------  -----------

Assets:
       Securities (1)                      $     39,508   $        801        4.05%   $     43,664   $        883        4.04%
       Loans (net of unearned income):
             Real estate mortgage                77,957          2,236        5.74%         69,037          2,209        6.40%
             Commercial                          54,102          1,568        5.80%         37,020          1,209        6.53%
             Home equity lines                   15,553            341        4.39%         13,428            314        4.68%
             Consumer                             2,527            113        8.94%          2,568            124        9.66%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   150,139          4,258        5.67%        122,053          3,856        6.32%
       Interest-bearing deposits
             in other banks                       2,017              9        0.89%          2,715             13        0.96%
                                             -----------    -----------                 -----------    -----------
                  Total earning assets          191,664          5,068        5.29%        168,432          4,752        5.64%
                                             -----------    -----------                 -----------    -----------
       Less: allowance for loan losses           (2,093)                                    (1,684)
       Total nonearning assets                   17,218                                     14,775
                                             -----------                                -----------
       Total assets                        $    206,789                               $    181,523
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     70,322   $        216        0.61%   $     57,384   $        198        0.69%
             Time deposits                       81,594          1,223        3.00%         84,453          1,504        3.56%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      151,916          1,439        1.89%        141,837          1,702        2.40%

       FHLB/other advances                       12,138            107        1.76%          3,680             39        2.12%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   164,054          1,546        1.88%        145,517          1,741        2.39%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     21,024                                     16,471
             Other liabilities                      457                                        799
                                             -----------                                -----------

       Total liabilities                        185,535                                    162,787
       Stockholders' equity                      21,254                                     18,736
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    206,789                               $    181,523
                                             ===========                                ===========

       Net interest income (1)                            $      3,522                               $      3,011
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.41%                                      3.25%
       Net interest margin (1)(4)                                             3.68%                                      3.58%

(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $37,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.


Noninterest Income

Noninterest income was $459,200 during the three months ended June 30, 2004, as compared to $506,200 for the same period in 2003. Included in 2003 noninterest income is $96,300 of gains on sales of investment securities. Excluding these gains, noninterest income increased 12.0% over the 2003 amount. For the six months ended June 30, 2004, noninterest income increased 8.4% to $978,300, compared to $902,900 for the 2003 six month period, resulting primarily from deposit account growth during the period.

Provision for Loan Losses

Provision for loan losses was $104,700 for the three months ended June 30, 2004, as compared to $95,100 for the same period of 2003, while the provision for loan losses for the six months ended June 30, 2004 and 2003 was $209,400 and $190,200, respectively. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.29 million for the three months ended June 30, 2004, as compared to $1.16 million during the same period of 2003, representing an increase of 11.9%. For the six months ended June 30, 2004 and 2003, noninterest expense was $2.57 million and $2.28 million, respectively, representing a 12.7% increase. Increased employee compensation and benefits expense constituted the majority of these increases which has resulted from the strong growth experienced by the Company. Other costs associated with upgrading the Company's information systems, deposit and loan growth and regulatory and compliance costs also impacted noninterest expense during the periods.

Financial Condition

During the six months ended June 30, 2004, the Company's assets increased by $22.8 million from $196.6 million at December 31, 2003 to $219.4 million at June 30, 2004. Net loans represented the majority of this growth with an increase of $18.4 million while investment securities remained relatively flat during the period. Favorable market conditions continued to benefit loan volumes and excess liquidity generated by strong deposit growth was used to reduce FHLB advances as opposed to purchasing investments.

Deposits increased $27.5 million to $186.4 million during the six months ended June 30, 2004. Increases in interest-bearing demand and savings deposit account balances of $11.7 million represented the majority of this growth while noninterest-bearing demand deposits and time deposits increased $5.6 million and $10.2 million, respectively. This growth resulted from aggressive strategies instituted by the Company to grow bank assets during the first six months of 2004, enabling the Company to fund loan demand and pay down $5.1 million in FHLB advances during the period.

Stockholders' equity was $20.8 million at June 30, 2004, compared to $20.2 million at December 31, 2003. Comprehensive income of $783,500 offset common stock dividends of $206,200 ($0.10 per share) during the period.

During July 2004, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on August 2, 2004 to shareholders of record on July 26, 2004.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $791,000 at June 30, 2004, compared to $552,000 at December 31, 2003. As to nonaccrual loans existing at June 30, 2004, approximately $10,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. At December 31, 2003, the Company had one impaired loan with a balance of $126,000. During the first quarter of 2004, the outstanding principal, interest and late fees related to this loan were paid in full through the sale of existing collateral. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At June 30, 2004, all loans 60 days or more delinquent, including nonperforming loans, totaled $927,000. In addition, other performing loans, totaling $2.8 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                     June 30,                December 31,
(In Thousands)                                                                       2004                        2003
                                                                            ------------------------   -------------------------

Nonaccrual loans:
       Commercial                                                              $                305     $                   126
       Real estate mortgage                                                                     331                         321
       Home equity lines of credit                                                               77                          28
       Consumer                                                                                  78                          77
                                                                                 -------------------       ---------------------

       Total nonaccrual loans                                                                   791                         552
Other real estate owned                                                                         -                           -
                                                                                 -------------------       ---------------------

       Total nonperforming assets                                              $                791     $                   552
                                                                                 ===================       =====================

Loans past due 90 or more days
       accruing interest                                                                        -                           -
Allowance for loan losses to
       nonaccrual loans                                                                     280.28%                     362.68%
Nonperforming assets to period end
       loans and other real estate owned                                                      0.49%                       0.39%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                           Six Months Ended June 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2004                       2003
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                   $              2,002     $                 1,603
Loans charged off:
       Commercial                                                                                (5)                       -
       Real estate mortgage                                                                    -                             (4)
       Consumer                                                                                  (6)                        (12)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                  (11)                        (16)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                                 5                        -
       Real estate mortgage                                                                    -                           -
       Consumer                                                                                  11                           4
                                                                                 -------------------       ---------------------

       Total recoveries                                                                          16                           4
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                      5                         (12)
Provision for loan losses                                                                       210                         190
                                                                                 -------------------       ---------------------

Balance, end of period                                                         $              2,217     $                 1,781
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.38%                       1.38%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   280.28%                     242.97%

Net recoveries (charge-offs) to average loans
       outstanding during period                                                              0.00%                      -0.01%


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

At June 30, 2004, the Company had outstanding loan and line of credit commitments of $38.0 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2004 amounted to $48.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $2.23 million for the six months ended June 30, 2004, compared to a decrease of $722,300 for the six months ended June 30, 2003. Net cash from operating activities was $1.66 million for the six months ended June 30, 2004, compared to $1.26 million during the same period of 2003. This increase reflects the earnings growth experienced during the quarter and other fluctuations in normal operating activities.

Net cash used for investing activities was $21.60 million during the six months ended June 30, 2004, compared to net cash used for investing activities of $7.80 million for the six months ended June 30, 2003. Loan growth constituted the majority of the difference, while investment activity also increased over the prior year.

Net cash from financing activities was $22.17 million for the six months ended June 30, 2004, compared to net cash from financing activities of $5.81 million for the six months ended June 30, 2003. While repayment of FHLB advances negatively impacted cash flows from financing activities, deposit growth more than offset the effects of these payoffs.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank did not pay dividends to the Company during the six months ended June 30, 2004 and 2003. At June 30, 2004, the Bank's retained earnings available for the payment of dividends was $4.3 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2004, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2004 and December 31, 2003.


                                          Analysis of Capital

                                                                     June 30,            December 31,
(In Thousands)                                                         2004                 2003
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            681     $            680
       Additional paid-in capital                                            8,169                8,165
       Retained earnings                                                    11,546               10,595
       Accumulated other comprehensive income                                  388                  761
                                                                    ---------------      ---------------
             Total capital (GAAP)                                           20,784               20,201
       Less: Intangibles                                                      (557)                (588)
       Net unrealized gain on debt and equity securities                      (388)                (761)
                                                                    ---------------      ---------------
             Total Tier 1 capital                                           19,839               18,852


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,818                1,597
       Net unrealized gains on equity securities                               132                  205
                                                                    ---------------      ---------------
             Total Tier 2 capital                                 $         21,789     $         20,654
                                                                    ===============      ===============

Risk-weighted assets                                              $        148,571     $        131,213

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                      13.35%               14.37%
       Total risk-based capital ratio                                       14.67%               15.74%
       Tier 1 capital to average adjusted
             total assets                                                    9.62%               10.15%



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

The following table presents the Company's interest sensitivity position at June 30, 2004 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                                            Interest Sensitivity Analysis

                                                                                  June 30, 2004
                                            -----------------------------------------------------------------------------------
                                                Within          91-365         1 to 5          Over
(In Thousands)                                 90 Days          Days           Years           5 Years           Total
                                            ------------   -------------  ----------------  --------------  ------------------

Interest-Earning Assets:
       Loans (1)                            $    40,108    $     24,481   $        74,200   $     22,047    $         160,836
       Securities                                 1,004           2,012            29,867          7,825               40,708
       Money market and other
           short term securities                  2,932            -                 -              -                   2,932
       Other earning assets                        -              3,212              -              -                   3,212
                                            ------------   -------------  ----------------  --------------  ------------------

       Total earning assets                 $    44,044    $     29,705   $       104,067   $     29,872    $         207,688
                                            ============   =============  ================  ==============  ==================
       Cumulative earning assets            $    44,044    $     73,749   $       177,816   $    207,688    $         207,688
                                            ============   =============  ================  ==============  ==================


Interest-Bearing Liabilities:
       Money market savings                 $    25,411    $       -      $          -      $       -       $          25,411
       Interest checking (2)                       -               -               26,169           -                  26,169
       Savings (2)                                  335           1,056            22,538           -                  23,929
       Certificates of deposit                   11,609          36,943            37,096          1,032               86,680
       FHLB advances                              6,100            -                5,000            650               11,750
                                            ------------   -------------  ----------------  --------------  ------------------

       Total interest-bearing liabilities   $    43,455    $     37,999   $        90,803   $      1,682    $         173,939
                                            ============   =============  ================  ==============  ==================
       Cumulative interest-bearing
         liabilities                             43,455          81,454           172,257        173,939              173,939
                                            ============   =============  ================  ==============  ==================

       Period gap                           $       589    $     (8,294)  $        13,264   $     28,190    $          33,749
       Cumulative gap                       $       589    $     (7,705)  $         5,559   $     33,749    $          33,749
       Ratio of cumulative interest-
         earning assets to interest-
         bearing liabilities                     101.36%          90.54%           103.23%        119.40%              119.40%
       Ratio of cumulative gap to total
           earning assets                          0.28%          (3.71%)            2.68%         16.25%               16.25%



(1) Includes nonaccrual loans of $791,000, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.


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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during July 2004 relative to the Company's June
    30, 2004 earnings release dated July 20, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                            August 12, 2004
-------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                            August 12, 2004
-------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: August 12, 2004
                                          /s/ Scott C. Harvard
                                          -------------------------------------
                                          Scott C. Harvard
                                          President and Chief Executive Officer

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


Date: August 12, 2004
                                     /s/ Steven M. Belote
                                     ------------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the year three months ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                          /s/ Scott C. Harvard
                                          -------------------------------------
                                          Scott C. Harvard
                                          President and Chief Executive Officer

Date:  August 12, 2004





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the three months ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                        /s/ Steven M. Belote
                                                        -----------------------
                                                        Steven M. Belote
                                                        Chief Financial Officer

Date:  August 12, 2004





This certificate accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.