Form 10QSB
period 2004-09-30
SHORE FINANCIAL CORP
filed 2004-11-12
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
        ACT OF 1934
               For the quarterly period ended September 30, 2004

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                    Virginia                                  54-1873994
       ----------------------------------               -----------------------
          (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or organization)                Identification Number)
           25253 Lankford Highway
             Onley, Virginia                                     23418
       ----------------------------------               -----------------------
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

Number of shares of Common Stock outstanding as of November 12, 2004:  2,062,804

Transitional Small Business Disclosure Format:  Yes         No   X
                                                    ----        ----

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Index - Form 10-QSB

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                        Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003

                        Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003

                        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

                        Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2004

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

                                   SIGNATURES



                                   SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  Consolidated Statements of Financial Condition


                                                                           September 30,          December 31,
                                                                               2004                   2003
-------------------------------------------------------------------------------------------------------------------

                                                                           (Unaudited)
                               ASSETS


Cash (including interest - earning deposits of
     approximately $1,063,700 and $1,424,100, respectively)           $          6,505,400     $         5,793,800
Investment securities:
     Held-to-maturity (fair value of $0 and
         $0, respectively)                                                            -                       -
     Available-for-sale (amortized cost of $37,702,600 and
         $38,354,800, respectively)                                             38,566,600              39,579,800
     Other investments, at cost                                                  1,141,600               1,031,200
Loans receivable, net                                                          168,479,000             140,206,600
Premises and equipment, net                                                      7,413,500               4,986,900
Other assets                                                                     5,165,700               4,952,000
                                                                      ---------------------------------------------

                                                                      $        227,271,800     $       196,550,300
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        165,424,600     $       139,857,000
         Noninterest-bearing                                                    26,308,100              19,033,700
                                                                      ---------------------   ---------------------
            Total deposits                                                     191,732,700             158,890,700

Advances from Federal Home Loan Bank                                            13,583,300              16,883,300
Other liabilities                                                                  546,200                 575,100
                                                                      ---------------------------------------------
            Total liabilities                                                  205,862,200             176,349,100
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                  -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,062,444 and 2,061,724 shares
         issued and outstanding, respectively                                      680,600                 680,400
     Additional capital                                                          8,170,300               8,164,600
     Retained earnings, substantially restricted                                12,015,500              10,595,300
     Accumulated other comprehensive income                                        543,200                 760,900
                                                                      ---------------------------------------------
            Total stockholders' equity                                          21,409,600              20,201,200
                                                                      ---------------------------------------------

                                                                      $        227,271,800     $       196,550,300
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.



                                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Income


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             ---------------------------------   ---------------------------------
                                                  2004             2003               2004             2003
------------------------------------------------------------------------------------------------------------------


Interest and dividend income
    Loans                                    $    2,373,200    $    1,966,000     $    6,631,100   $    5,821,900
    Investments
       Taxable interest                             339,400           354,300            943,900        1,070,800
       Tax-exempt interest                           33,700            20,600            106,100           77,400
       Dividends                                     20,800            50,700            116,700          143,200
                                             ----------------------------------  ---------------------------------
          Total interest and dividend income      2,767,100         2,391,600          7,797,800        7,113,300
                                             ----------------------------------  ---------------------------------

Interest expense
    Deposits                                        785,900           771,800          2,225,400        2,473,700
    FHLB/other advances                              57,200            34,200            163,700           73,200
                                             ----------------------------------  ---------------------------------
          Total interest expense                    843,100           806,000          2,389,100        2,546,900
                                             ----------------------------------  ---------------------------------

Net interest income                               1,924,000         1,585,600          5,408,700        4,566,400

Provision for loan losses                           104,700            95,100            314,100          285,300
                                             ----------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                     1,819,300         1,490,500          5,094,600        4,281,100
                                             ----------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                            331,900           285,300            968,400          821,600
    Loan fees                                        14,700            24,200             66,300           84,300
    Commissions on investment brokerage sales        20,900            44,200             78,500          116,000
    Gains on sales of securities                          -           176,800             93,400          269,400
    Other                                            68,900            60,100            208,100          202,200
                                             ----------------------------------  ---------------------------------
          Total noninterest income                  436,400           590,600          1,414,700        1,493,500
                                             ----------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                     604,400           566,200          1,806,200        1,649,000
    Occupancy and equipment                         356,500           295,000            993,400          867,600
    Data processing                                 179,500           126,700            499,400          342,400
    Advertising                                      31,700            25,300             86,000           64,900
    Federal insurance premium                         6,400             6,300             18,700           18,700
    Other                                           214,500           186,800            560,200          545,900
                                             ----------------------------------  ---------------------------------
          Total noninterest expense               1,393,000         1,206,300          3,963,900        3,488,500
                                             ----------------------------------  ---------------------------------

Income before income taxes                          862,700           874,800          2,545,400        2,286,100

Income taxes                                        269,500           281,900            795,300          737,600
                                             ----------------------------------  ---------------------------------

Net income                                   $      593,200    $      592,900     $    1,750,100   $    1,548,500
                                             ==================================  =================================

Cash Dividends Declared Per Share (1)        $         0.06    $         0.04     $         0.16   $         0.13
                                             ==================================  =================================

Earnings Per Common Share:
       Basic (1)                             $         0.29    $         0.29     $         0.85   $         0.76
                                             ==================================  =================================

       Diluted (1)                           $         0.28    $         0.29     $         0.83   $         0.75
                                             ==================================  =================================


(1) September 2003 amounts retroactively adjusted to reflect December 2003 20% common stock dividend.

                   The accompanying notes are an integral part of these financial statements.



                                                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statement of Stockholders' Equity
                                                      Nine Months Ended September 30, 2004


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Accumulated
                                                                                                                     Other
                                            Number of        Common           Additional         Retained         Comprehensive
                                Shares        Stock          Capital           Earnings           Income              Total
                             ------------ -------------- ----------------- ----------------- ------------------ ----------------


Balance, December 31, 2003    2,061,724    $    680,400   $     8,164,600   $    10,595,300    $       760,900   $   20,201,200

Common stock cash dividend
     declared                      -               -                 -             (329,900)              -            (329,900)

Exercise of stock options           720             200             5,700              -                  -               5,900

Comprehensive income               -               -                 -            1,750,100           (217,700)       1,532,400
                             ----------------------------------------------------------------------------------------------------


Balance, September, 2004      2,062,444    $    680,600   $     8,170,300   $    12,015,500    $       543,200    $  21,409,600
                             ============ ============== ================= ================= ================== =================

















                                   The accompanying notes are an integral part of these financial statements.



                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 2004 and 2003



                                                                  2004               2003
------------------------------------------------------------------------------------------------


Cash flows from operating activities
    Net income                                               $     1,750,100    $     1,548,500
    Adjustments to reconcile to net cash
       provided by operating activities:
          Provision for loan losses                                  314,100            285,300
          Depreciation and amortization                              384,500            311,300
          Amortization of premium and accretion
             of discount on securities, net                           54,000             74,400
          Gain on sale of investment securities                      (93,400)          (269,400)
          Loss on disposal of fixed assets                             2,600                600
          Increase in cash surrender value of life insurance        (101,300)          (109,700)
          Changes in:
             Deferred loan fees                                       35,400            (19,800)
             Other assets                                                100            (91,300)
             Other liabilities                                       (28,900)            86,800
                                                             -----------------------------------
             Net cash flows from operating activities              2,317,200          1,816,700
                                                             -----------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                     (3,490,800)        (4,069,900)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                               4,182,400          5,873,600
    Proceeds from maturities, prepayments and calls
       of held-to-maturity securities                                      -          2,000,000
    Purchase of other investments                                   (110,400)          (273,400)
    Loan originations, net of repayments                         (28,621,900)       (14,271,100)
    Purchase of premises and equipment                            (2,782,900)        (1,170,500)
                                                             -----------------------------------
             Net cash flows from investing activities            (30,823,600)       (11,911,300)
                                                             -----------------------------------



                         SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 2004 and 2003


                                                                  2004               2003
------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Net increase in demand deposits                          $    20,473,800   $     17,323,100
    Net increase (decrease) in time deposits                      12,368,200        (11,259,400)
    Proceeds from FHLB advances                                   43,452,000         33,600,000
    Repayments of FHLB advances                                  (46,752,000)       (29,950,000)
    Proceeds from exercise of stock options                            5,900             67,500
    Payment of dividends on common stock                            (329,900)          (254,700)
                                                             -----------------------------------
             Net cash flows from financing activities             29,218,000          9,526,500
                                                             -----------------------------------

Change in cash and cash equivalents                                  711,600           (568,100)

Cash and cash equivalents, beginning of period                     5,793,800          7,534,900
                                                             -----------------------------------

Cash and cash equivalents, end of period                     $     6,505,400    $     6,966,800
                                                             -----------------------------------


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                 $     2,309,200    $     2,551,000
    Cash paid during the period for income taxes             $       729,600    $       690,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2004 and 2003.


                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                          ---------------------------------  ---------------------------------
                                               2004             2003              2004              2003
                                          ---------------   ---------------    ------------    ------------


Net income (numerator, basic and diluted)  $  593,200        $  592,900         $ 1,750,100     $ 1,548,500
Weighted average shares outstanding
(denominator)                               2,062,300         2,038,800           2,062,200       2,036,800
                                          ---------------   ---------------    ------------    ------------

Earnings per common share - basic          $     0.29        $     0.29         $      0.85     $      0.76
                                          ===============   ===============    ============    ============

Effect of dilutive securities:

Weighted average shares outstanding         2,062,300         2,038,800           2,062,200       2,036,800
Effect of stock options                        33,500            39,400              32,700          31,900
                                          ---------------   ---------------    ------------    ------------
Diluted average shares outstanding
(denominator)                               2,095,800         2,078,200           2,094,900       2,068,700
                                          ---------------   ---------------    ------------    ------------

Earnings per common share -
assuming dilution                          $     0.28        $     0.29         $      0.83     $      0.75
                                          ===============   ===============    ============    ============



NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2004 and 2003:


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------


Net income                                            $ 1,750,100       $ 1,548,500
Other comprehensive income                               (217,700)          234,700
                                                 -----------------  ----------------

Total comprehensive income                            $ 1,532,400       $ 1,783,200
                                                 =================  ================


NOTE 4 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2004 and 2003.


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2004              2003
                                                 -----------------  ----------------


Unrealized gains on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                         $(267,600)        $ 662,400
Less: reclassification adjustment
      for (gain) loss included in income                  (93,400)         (269,400)
                                                 -----------------  ----------------

Total other comprehensive income (loss)
     before tax effect                                   (361,000)          393,000

Tax (effect) benefit                                      143,300          (158,300)
                                                 -----------------  ----------------

Net unrealized gain (loss)                              $(217,700)        $ 234,700
                                                 =================  ================



NOTE 5 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2004 and 2003:


                                                                                                     Elimination of
                                                                                                     Intersegment
(In thousands)                                    Virginia         Maryland           Other          Transactions          Total
                                                 -----------      ------------     -----------       ---------------    ------------


Net Interest Income:
     Nine Months ended September 30, 2004           $ 3,826             $ 942          $ 1,005              $ (364)         $ 5,409
     Nine Months ended September 30, 2003           $ 3,391             $ 613          $ 1,220              $ (658)         $ 4,566

Assets:
     September 30, 2004                            $171,131          $ 47,110         $ 51,250           $ (42,219)        $227,272
     December 31, 2003                             $ 88,146          $ 38,131         $ 50,924            $ 19,349         $196,550



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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2004 and 2003. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at September 30, 2004 and 2003.


                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                               -----------------------------------     -------------------------------------
                                                    2004                 2003                2004                 2003
                                               ----------------   -----------------    ----------------     ----------------


(Dollars in thousands, except per share data)

Net income, as reported                              $ 593,200           $ 592,900         $ 1,750,100          $ 1,548,500
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                      -                   -             (60,200)             (57,800)
                                               ----------------   -----------------     ----------------     ----------------

Pro forma net income                                 $ 593,200           $ 592,900         $ 1,689,900          $ 1,490,700
                                               ================   =================     ================     ================

Earnings per share:

Basic - as reported                                     $ 0.29              $ 0.29               $ 0.85              $ 0.76
                                               ================   =================     ================     ================
Basic - pro forma                                       $ 0.29              $ 0.29               $ 0.82              $ 0.73
                                               ================   =================     ================     ================


Diluted - as reported                                   $ 0.28              $ 0.29               $ 0.83              $ 0.75
                                               ================   =================     ================     ================
Diluted - pro forma                                     $ 0.28              $ 0.29               $ 0.81              $ 0.72
                                               ================   =================     ================     ================


NOTE 7 - SUBSEQUENT EVENT

During October 2004, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on November 1, 2004 to shareholders of record on October 25, 2004.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended September 30, 2004 was $593,200, or $0.29 per share, compared to net income of $592,900, or $0.29 per share, for the same period of the prior year. Net income for the nine months ended September 30, 2004 was $1.75 million, or $0.85 per share, compared to net income of $1.55 million, or $0.76 per share, for the 2003 nine month period. Included in the three month period ended September 30, 2003 are gains on sales of securities of $176,800, representing a $120,200 positive after-tax impact to earnings during that period. Gains on sales of securities positively impacted 2004 and 2003 nine months' after-tax earnings by $64,400 and $183,200, respectively. Continued loan and deposit growth of 28.7% and 16.2%, respectively, and a 10 basis point increase in net interest margin over the past year also positively impacted reported earnings. Additionally, the Company's earnings benefited from a 7.9% increase in noninterest income, excluding gains on sales of securities, with the majority of this increase occurring in deposit fees.

Net Interest Income

Net interest income increased 21.3% to $1.92 million for the three months ended September 30, 2004, compared to $1.59 million for the same period in 2003, while net interest income increased 18.5% to $5.41 million for the nine months ended September 30, 2004, compared to $4.57 million for the comparable 2003 period. The Company's net interest margin was 3.69% for the nine months ended September 30, 2004, compared to 3.59% for the 2003 nine month period. The increase in net interest margin over 2003 reflects the lower funding costs environment and the strong loan growth experienced by the Company during the first nine months of 2004 as compared to 2003. Additionally, yields on loans began to level off during the third quarter of 2004, with slight increases occurring in some loan categories due to the Federal Reserve tightening of short-term interest rates during the period.

Average earning assets for the period ending September 2004 increased $26.3 million as compared to the September 2003 period. Loan growth, led by commercial loan production, constituted all of this increase with average total loans increasing $30.8 million since September 2003. Average commercial loans increased $17.4 million, or 44.2%, while average real estate mortgages and home equity lines increased 16.6% and 14.7%, respectively. Average investment securities declined by $4.0 million during the period, reflecting the liquidity demands generated by the significant loan growth. Average total deposits increased by $20.1 million, led by interest-bearing checking and savings accounts and noninterest-bearing demand deposit accounts. During the period ended September 30, 2004, average interest-bearing checking and savings and noninterest-bearing demand deposits grew by $14.3 million and $4.7 million, respectively, representing increases of 24.3% and 26.1%, respectively. Increased funding in these areas has provided the Company with a lower-costing liquidity source to fund loan growth and, therefore, benefiting net interest margin. During the period ended September 30, 2004, average time deposit balances increased by $1.1 million, or 1.3%. The Company also continued to use Federal Home Loan Bank ("FHLB") advances during the period as an alternative, lower-costing liquidity source. Average FHLB advances increased $6.7 million during the period ended September 30, 2004 as compared to the September 2003 period.

Interest and dividend income was $2.77 million and $7.80 million, respectively, for the three and nine month periods ended September 30, 2004, representing increases of 15.7% and 9.6%, respectively, over comparable 2003 amounts. As discussed above, strong loan growth and improving interest rates on loans positively impacted interest and dividend income during the period. Although loan yields declined 53 basis points from September 2003 to September 2004, this represents a slight improvement over June 2004 reported loan yields. Investment yields increased slightly to 4.07% for the period.

Deposit growth of 16.2% resulted in interest expense increasing 4.6% to $843,100 for the three months ended September 30, 2004, compared to $806,000 for the same period in 2003, while interest expense declined 6.2% to $2.39 million for the nine months ended September 30, 2004, compared to $2.55 million for the 2003 period. During the September 2004 period, funding costs began to increase, resulting from the change in the interest rate environment. However, the average rate on interest-bearing liabilities for the nine months ended September 30, 2004 was 1.89%, well below the 2.32% incurred in 2003. Time deposit costs represented the majority of this difference by declining 53 basis points, while checking and savings deposit costs dropped 1 basis point. While average FHLB and other advances increased $6.7 million, the cost of these funds declined 7 basis points.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, and stockholders' equity and the related income, expense and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily averages.



                                   Average Balances, Income and Expenses, Yields and Rates

                                                                      Nine Months Ended September 30,
                                           --------------------------------------------------------------------------------------
                                                              2004                                       2003
                                           -----------------------------------------    ---------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           -------------   -----------   -----------   -----------    -----------   -----------


Assets:
       Securities (1)                      $     39,491   $      1,205        4.07%   $     43,443   $      1,313        4.03%
       Loans (net of unearned income):
             Real estate mortgage                80,954          3,453        5.69%         69,458          3,279        6.29%
             Commercial                          56,811          2,492        5.85%         39,401          1,885        6.38%
             Home equity lines                   15,540            521        4.47%         13,547            472        4.65%
             Consumer                             2,477            165        8.88%          2,598            186        9.55%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   155,782          6,631        5.68%        125,004          5,822        6.21%
       Interest-bearing deposits
             in other banks                       2,139             17        1.06%          2,662             18        0.90%
                                             -----------    -----------                 -----------    -----------
                  Total earning assets          197,412          7,853        5.30%        171,109          7,153        5.57%
                                             -----------    -----------                 -----------    -----------
       Less: allowance for loan losses           (2,146)                                    (1,731)
       Total nonearning assets                   17,606                                     15,039
                                             -----------                                -----------
       Total assets                        $    212,872                               $    184,417
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     73,164   $        344        0.63%   $     58,859   $        283        0.64%
             Time deposits                       83,772          1,883        3.00%         82,681          2,191        3.53%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      156,936          2,227        1.89%        141,540          2,474        2.33%

       FHLB/other advances                       11,793            162        1.83%          5,114             73        1.90%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   168,729          2,389        1.89%        146,654          2,547        2.32%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     22,471                                     17,816
             Other liabilities                      450                                        846
                                             -----------                                -----------

       Total liabilities                        191,650                                    165,316
       Stockholders' equity                      21,222                                     19,101
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    212,872                               $    184,417
                                             ===========                                ===========

       Net interest income (1)                            $      5,464                               $      4,606
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.41%                                      3.25%
       Net interest margin (1)(4)                                             3.69%                                      3.59%


(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $55,000 and $40,000 for the nine months ended
         September 30, 2004 and 2003, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.


Noninterest Income

Noninterest income was $436,400 during the three months ended September 30, 2004, as compared to $590,600 for the same period in 2003. Included in 2003 noninterest income is $176,800 of gains on sales of investment securities. Excluding these gains, noninterest income increased 5.5% over the 2003 amount. For the nine months ended September 30, 2004, noninterest income was $1.41 million, as compared to $1.49 million in 2003. Included in the 2004 and 2003 amounts are gains on sales of securities of $93,400 and $269,400, respectively. Excluding these gains, noninterest income increased 7.9%, as compared to the 2003 nine month period. This increase resulted primarily from deposit account growth during the period.

Provision for Loan Losses

Provision for loan losses was $104,700 for the three months ended September 30, 2004, as compared to $95,100 for the same period of 2003, while the provision for loan losses for the nine months ended September 30, 2004 and 2003 was $314,100 and $285,300, respectively. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.39 million for the three months ended September 30, 2004, as compared to $1.21 million during the same period of 2003, representing an increase of 15.5%. For the nine months ended September 30, 2004 and 2003, noninterest expense was $3.96 million and $3.49 million, respectively, representing a 13.6% increase. Costs associated with opening a new facility that combined operations and corporate offices contributed to the increase in noninterest expense. Additionally, the Company upgraded information systems early in 2004, including hardware, software and additional security protection, resulting in increased depreciation expense during the period. Increased employee compensation and benefits expense also impacted noninterest expense, resulting from normal salary adjustments and an increase in fulltime equivalent employees created by the Company's growth.

Financial Condition

During the nine months ended September 30, 2004, the Company's assets increased by $30.7 million from $196.6 million at December 31, 2003 to $227.3 million at September 30, 2004. Net loans represented the majority of this growth with an increase of $28.3 million while investment securities declined slightly during the period. Favorable market conditions continued to benefit loan volumes and excess liquidity generated by strong deposit growth was used to reduce FHLB advances as opposed to purchasing investments.

Deposits increased $32.8 million to $191.7 million during the nine months ended September 30, 2004. Increases in interest-bearing demand and savings deposit account balances of $13.2 million represented the majority of this growth while noninterest-bearing demand deposits and time deposits increased $7.3 million and $12.4 million, respectively. Growth strategies instituted by the Company to increase market share benefited deposited balances during the period. This growth enabled the Company to fund loan demand and other liquidity needs during the period.

Stockholders' equity was $21.4 million at September 30, 2004, compared to $20.2 million at December 31, 2003. Comprehensive income of $1.53 million offset common stock dividends of $329,900 ($0.16 per share) during the period.

During October 2004, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on November 1, 2004 to shareholders of record on October 25, 2004.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $945,000 at September 30, 2004, compared to $552,000 at December 31, 2003. As to nonaccrual loans existing at September 30, 2004, approximately $12,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. At December 31, 2003, the Company had one impaired loan with a balance of $126,000. During the first quarter of 2004, the outstanding principal, interest and late fees related to this loan were paid in full through the sale of existing collateral. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At September 30, 2004, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.26 million. In addition, other performing loans, totaling $3.3 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                                     Nonperforming Assets


                                                                                  September 30,              December 31,
(In Thousands)                                                                       2004                        2003
                                                                            ------------------------   -------------------------


Nonaccrual loans:
       Commercial                                                                $              395        $                126
       Real estate mortgage                                                                     328                         321
       Home equity lines of credit                                                              166                          28
       Consumer                                                                                  56                          77
                                                                                 -------------------       ---------------------

       Total nonaccrual loans                                                                   945                         552
Other real estate owned                                                                           -                           -
                                                                                 -------------------       ---------------------

       Total nonperforming assets                                                $              945        $                552
                                                                                 ===================       =====================

Loans past due 90 or more days
       accruing interest                                                                          -                           -
Allowance for loan losses to
       nonaccrual loans                                                                      244.55%                     362.68%
Nonperforming assets to period end
       loans and other real estate owned                                                       0.56%                       0.39%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                        Nine Months Ended September 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2004                       2003
                                                                                 -------------------       ---------------------


Balance, beginning of period                                                     $            2,002        $              1,603
Loans charged off:
       Commercial                                                                               (11)                          -
       Real estate mortgage                                                                       -                          (4)
       Consumer                                                                                 (11)                        (21)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                  (22)                        (25)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                                 5                           -
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                  12                          13
                                                                                 -------------------       ---------------------

       Total recoveries                                                                          17                          13
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                     (5)                        (12)
Provision for loan losses                                                                       314                         285
                                                                                 -------------------       ---------------------

Balance, end of period                                                           $            2,311        $              1,876
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                            1.36%                       1.41%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                    244.55%                     330.28%

Net recoveries (charge-offs) to average loans
       outstanding during period                                                               0.00%                      (0.01%)




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

At September 30, 2004, the Company had outstanding loan and line of credit commitments of $44.2 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2004 amounted to $51.6 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $711,600 million for the nine months ended September 30, 2004, compared to a decrease of $568,100 for the nine months ended September 30, 2003. Net cash from operating activities was $2.32 million for the nine months ended September 30, 2004, compared to $1.82 million during the same period of 2003. This increase reflects the earnings growth experienced during the quarter and other fluctuations in normal operating activities.

Net cash used for investing activities was $30.82 million during the nine months ended September 30, 2004, compared to net cash used for investing activities of $11.91 million for the nine months ended September 30, 2003. Loan growth constituted the majority of the difference, while purchases of premises and equipment related to the new operations facility also increased investing activity during the period.

Net cash from financing activities was $29.22 million for the nine months ended September 30, 2004, compared to net cash from financing activities of $9.53 million for the nine months ended September 30, 2003. While repayment of FHLB advances negatively impacted cash flows from financing activities, deposit growth more than offset the effects of these payoffs.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank did not pay dividends to the Company during the nine months ended September 30, 2004 and 2003. At September 30, 2004, the Bank's retained earnings available for the payment of dividends was $4.9 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2004, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2004 and December 31, 2003.



                                          Analysis of Capital

                                                                   September 30,         December 31,
(In Thousands)                                                         2004                 2003
                                                                 ------------------  -------------------


Tier 1 Capital:
       Common stock                                                 $          681       $          680
       Additional paid-in capital                                            8,170                8,165
       Retained earnings                                                    12,016               10,595
       Accumulated other comprehensive income                                  543                  761
                                                                    ---------------      ---------------
             Total capital (GAAP)                                           21,410               20,201
       Less: Intangibles                                                      (541)                (588)
       Net unrealized gain on debt and equity securities                      (543)                (761)
                                                                    ---------------      ---------------
             Total Tier 1 capital                                           20,326               18,852


Tier 2 Capital:
       Allowable allowances for loan losses                                  1,911                1,597
       Net unrealized gains on equity securities                               161                  205
                                                                    ---------------      ---------------
             Total Tier 2 capital                                   $       22,398       $       20,654
                                                                    ===============      ===============

Risk-weighted assets                                                $      156,006       $      131,213

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                       13.03%               14.37%
       Total risk-based capital ratio                                        14.36%               15.74%
       Tier 1 capital to average adjusted
             total assets                                                     9.57%               10.15%


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

The following table presents the Company's interest sensitivity position at September 30, 2004 based on the repricing or maturity of interest sensitive assets and liabilities, whichever is shorter. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                               Interest Sensitivity Analysis

                                                                                September 30, 2004
                                               ------------------------------------------------------------------------------------
                                                   Within          91-365         1 to 5             Over
(In Thousands)                                     90 Days          Days           Years            5 Years            Total
                                               ---------------  -------------  ---------------  ---------------- -------------------


Interest-Earning Assets:
       Loans (1)                               $     52,567     $     37,618   $    72,173      $        7,487   $       169,845
       Securities                                     5,334            1,411        28,905               3,195            38,845
       Money market and other
           short term securities                      1,064             -             -                   -                1,064
       Other earning assets                           3,246             -             -                   -                3,246
                                               ---------------  -------------  ---------------  ---------------- -------------------

       Total earning assets                    $     62,211     $     39,029   $   101,078      $       10,682   $       213,000
                                               ===============  =============  ===============  ================ ===================
       Cumulative earning assets               $     62,211     $    101,240   $   202,318      $      213,000   $       213,000
                                               ===============  =============  ===============  ================ ===================


Interest-Bearing Liabilities:
       Money market savings                    $     25,096     $       -      $      -         $         -      $        25,096
       Interest checking (2)                           -                -           28,113                -               28,113
       Savings (2)                                      190            1,014        22,064                -               23,268
       Certificates of deposit                       13,427           39,281        35,238                -               87,946
       FHLB advances                                  7,950            5,000          -                    633            13,583
                                               ---------------  -------------  ---------------  ---------------- -------------------

       Total interest-bearing liabilities      $     46,663     $     45,295   $    85,415      $          633   $       178,006
                                               ===============  =============  ===============  ================ ===================
       Cumulative interest-bearing liabilities       46,663           91,958       177,373             178,006           178,006
                                               ===============  =============  ===============  ================ ===================

       Period gap                              $     15,548     $     (6,266)  $    15,663      $       10,049   $        34,994
       Cumulative gap                          $     15,548     $      9,282   $    24,945      $       34,994   $        34,994
       Ratio of cumulative interest-earning
           assets to interest-bearing
           liabilities                               133.32%          110.09%       114.06%             119.66%           119.66%
       Ratio of cumulative gap to total
           earning assets                              7.30%            4.36%        11.71%              16.43%            16.43%


(1) Includes nonaccrual loans of $945,000, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.



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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during October 2004 relative to the Company's September 30, 2004 earnings release dated October 19, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                          November 12, 2004
--------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                          November 12, 2004
--------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: November 12, 2004
                                          /s/ Scott C. Harvard
                                          -------------------------------------
                                          Scott C. Harvard
                                          President and Chief Executive Officer

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


Date: November 12, 2004
                                     /s/ Steven M. Belote
                                     ------------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the year three months ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                  /s/ Scott C. Harvard
                                  -------------------------------------------
                                  Scott C. Harvard
                                  President and Chief Executive Officer

Date:  November 12, 2004





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

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-QSB for the three months ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                       /s/ Steven M. Belote
                                       -------------------------------------
                                       Steven M. Belote
                                       Chief Financial Officer

Date:  November 12, 2004





This certificate accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.