Form 10-K
period 2004-12-31
SHORE FINANCIAL CORP
filed 2005-03-22
CIK 1045690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-23847

SHORE FINANCIAL CORPORATION

(Exact name of Registrant in its charter)

VIRGINIA	54-1873994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

25020 Shore Parkway, Onley, Virginia 23418

(Address or principal executive offices) (Zip code)

Issuer’s telephone number, including area code: (757) 787-1335

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.33 par value

(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2004, the aggregate market value of the 1,703,130 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $27.1 million. This figure is based on the closing price of $15.94 per share of the Registrant’s Common Stock on June 30, 2004.

Indicate the number of shares outstanding of each of the Registrant classes of common stock as of March 11, 2005.

Class	Outstanding at March 11, 2005
Common Stock, $0.33 par value	2,070,697

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s definitive proxy statement to be used in conjunction with the Registrant’s 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

PART I

Item 1.	DESCRIPTION OF BUSINESS

General

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets primarily consist of its investment in the Bank and approximately $4.3 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered Federal Reserve member commercial bank whose predecessor began business in 1961. The Company and the Bank are headquartered in Onley, Virginia. The Bank operates seven banking offices on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 24.6% market share of the banking deposits in the Accomack and Northampton Counties in Virginia and 3.2% of the market share in Wicomico County Maryland, based on June 30, 2004 deposit information. At December 31, 2004, the Company had consolidated assets of $237.7 million, Bank deposits of $192.7 million and stockholders’ equity of $22.0 million.

The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. For consumers, the Bank offers a totally free checking account, along with telephone and Internet banking services, check cards, free use of ATMs, and the full compliment of retail banking products. The Bank is a leading real estate lender in its Virginia markets. During 2004, the Bank opened a mortgage banking division dedicated to offering and selling conforming fixed rate loan products. The mortgage banking division offers a wide variety of residential loans, which are originated on a pre-sold basis to several investors. The Bank does not securitize these loans.

The Company also offers other services that complement the core financial services offered by the Bank. The Bank’s subsidiary, Shore Investments, Inc. (“Shore Investments”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the Bank’s banking centers. During 2004, Shore Investments added a Certified Financial Planner in its Maryland market. Shore Investments has also invested in a Virginia title insurance company that enables the Bank to offer title insurance policies to its real estate loan customers. The Company also has an affiliate relationship with a trust company in Eastern Virginia that provides a vehicle to offer trust and asset management services within the Bank’s markets.

The Bank delivers its banking services through seven full-service banking centers, six ATMs, the Internet and the telephone. During 2004, the Company completed construction of a new headquarters building in Onley, Virginia that houses its corporate offices and item processing, check imaging and accounting functions. Eighty-one dedicated employees staff the Company’s facilities.

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

Northamption County, Virginia has experienced significant development in recent years, especially on the southern end of the county. A planned-unit development named Bay Creek opened in spring 2001 that includes a 3,000-unit gated community, an Arnold Palmer designed golf course and a large marina. Bay Creek continues to generate significant real estate sales, and construction is underway on a second course designed by golf legend Jack Nicklaus that is expected to open during 2005.

Accomack County, Virginia is the home of NASA’s Wallops Island Space Facility and the Regional Space Port Authority, as well as the tourist destinations of Chincoteague Island and the Assateague National Wildlife Refuge that draws over one million visitors annually. Small pockets of development have also occurred in Accomack County.

The Bank also has two banking centers in Salisbury, Maryland, the crossroads of the Delmarva Peninsula. Approximately 175,000 people live within a 30-mile radius of Salisbury, which is the regional hub for industry, commerce, health care, recreation and the arts. Salisbury is home to Perdue Farms, Peninsula Regional Medical Center, and Salisbury University, as well as a vibrant microwave and wireless communications industry. Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2004, commitments to extend credit totaled $46.0 million.

One-to-Four Family Residential Real Estate Lending. The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences, virtually all of which are located in its market area. At December 31, 2004, one-to-four family real estate loans aggregated $86.5 million or 48.6% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages on a more restrictive basis and offers conforming fixed rate mortgages through its mortgage banking division. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2004, construction loans outstanding were $5.7 million or 3.2% of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development. At December 31, 2004, commercial real estate loans aggregated $59.4 million or 33.3% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 5 years, generally amortize over 5 to 15 years and may have a call provision. The Bank’s commercial real estate loans are secured by properties in its market area.

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

Commercial Loans. At December 31, 2004, commercial loans aggregated $8.7 million or 4.9% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow generated by its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans, installment and demand loans, and letters of credit. At December 31, 2004, the Bank had consumer loans of $18.0 million or 10.1% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $100,000. The Bank originates virtually all of its consumer loans in its market area

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

At December 31, 2004, the Company had 66 full-time and 15 part-time employees. The Company considers relations with its employees to be good.

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

The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 and the rules and regulations enacted pursuant thereto (the “SOX Act”), the corporate responsibility and accounting reform legislation signed into law on July 30, 2002. Parts of the SOX Act that already are effective include provisions that (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOX Act. Management anticipates that additional expenses incurred in complying with the requirements of the SOX Act and the regulations adopted by the SEC and the PCAOB may significantly impact earnings in future periods.

The Bank

General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission’s (“SCC”) Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements. The SCC completed its most recent examination in February 2004, while the Federal Reserve completed a compliance examination of the Bank during November 2002 and a safety and soundness examination during February 2003. Federal and state laws preclude the Bank from disclosing the results of these examinations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2004, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.02%, 10.75% and 8.04%, respectively.

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

Many of GLBA’s provisions, including the customer privacy protection provisions, required the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Neither the provisions of GLBA nor the act’s implementing regulations, as proposed or adopted, have a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements and the intelligence communities abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001 terrorist attacks. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the ank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as definied by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Item 2.	DESCRIPTION OF PROPERTY

The Company’s main office is located at 25020 Shore Parkway, Onley, Virginia, a two story colonial brick building built in 2004 that houses the Company’s corporate offices and operations center. Through August 2004, the completion date of its main office, the Company leased commercial office space that accommodated the Company’s administrative operations and the Bank’s item processing function. The Bank operates seven other banking offices (5 in Virginia and 2 in Salisbury, Maryland), owning six of them free of any encumbrances and the other the Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2009, with two remaining five-year renewals.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is listed on the Nasdaq National Market under the symbol “SHBK.” The following table sets forth the per share high and low closing prices along with dividends that were paid quarterly on the common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low	Cash Dividends Paid
2003
First Quarter	$10.84	$9.88	$0.040
Second Quarter	11.67	10.38	0.040
Third Quarter	13.75	11.25	0.040
Fourth Quarter	17.46	13.42	0.048

2004
First Quarter	$17.49	$15.61	$0.050
Second Quarter	17.00	16.05	0.050
Third Quarter	16.25	15.15	0.060
Fourth Quarter	20.00	15.16	0.060

At February 11, 2005, there were 2,067,697 shares of common stock outstanding held by 948 stockholders of record.

Dividend Policy

During December 2003, the Company declared a 20% stock dividend paid on December 31, 2003 to shareholders of record on December 20, 2003. All 2003 dividends per share have been adjusted to reflect December 2003 20% stock dividend. On January 12, 2005, the Company declared a $0.06 per share quarterly cash dividend paid on February 1, 2005 to shareholders of record on January 24, 2005. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the years ended December 31, 2004 and 2003, the Bank did not pay any dividends to the Company.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders (1)	92,899	(2)	$10.12	240,900
Equity compensation plans not approved by shareholders	—		—	—
Total	92,899		$10.12	240,900

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data:
Interest income	$10,697	$9,501	$9,406	$9,917	$9,834
Interest expense	3,275	3,275	3,716	4,929	5,041
Net interest income	7,422	6,226	5,690	4,988	4,793
Provision for loan losses	419	380	335	310	212
Noninterest income	1,920	1,889	1,375	1,251	1,013
Noninterest expense	5,559	4,780	4,156	3,882	3,680
Income taxes	1,011	893	802	616	601

Net income	$2,353	$2,062	$1,772	$1,431	$1,313

Per Share Data:
Net income—basic (3)	$1.14	$1.01	$0.87	$0.68	$0.60
Net income—dilutive (3)	1.12	1.00	0.86	0.68	0.60
Cash dividends (3)	0.22	0.17	0.12	0.12	0.08
Book value at period end	10.64	9.80	10.73	9.58	8.50
Tangible book value at period end	10.39	9.51	10.35	9.56	8.48
Average shares outstanding (000’s) (3)	2,062	2,037	2,034	2,083	2,190

Balance Sheet Data (period end):
Assets	$237,689	$196,550	$179,993	$142,851	$139,814
Loans, net of unearned income and allowance	175,995	140,207	116,810	104,096	91,345
Securities	38,972	40,611	47,183	28,058	38,751
Deposits	192,737	158,891	158,989	125,314	115,890
Stockholders’ equity	21,959	20,201	18,218	16,261	15,436

Performance Ratios:
Return on average assets	1.08%	1.11%	1.12%	1.02%	0.99%
Return on average equity	11.01%	10.64%	10.31%	9.08%	9.04%
Net interest margin	3.72%	3.63%	3.82%	3.77%	3.85%
Efficiency (1)	59.47%	59.70%	59.01%	62.45%	63.48%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.35%	1.41%	1.35%	1.26%	1.44%
Allowance for loan losses to nonaccrual loans	253.05%	362.68%	182.37%	248.78%	105.95%
Nonperforming assets to period end loans and foreclosed properties	0.53%	0.39%	0.74%	0.51%	1.37%
Net charge-offs (recoveries) to average loans	0.01%	(0.01)%	0.05%	0.33%	0.04%

Capital and Liquidity Ratios:
Leverage (2)	9.24%	10.28%	10.12%	11.38%	11.04%
Risk-based:
Tier 1 capital	12.74%	14.37%	15.02%	15.67%	17.24%
Total capital	14.14%	15.74%	16.24%	16.89%	18.46%
Average loans to average deposits	87.60%	79.78%	80.56%	78.33%	77.43%

(1)	Computed by dividing noninterest expense, net of nonrecurring expenses, by the sum of net interest income and noninterest income, net of security gains and losses.

(2)	Computed as a percentage of stockholders’ equity to period end assets.

(3)	Earnings per share, dividends per share and average share data adjusted in periods prior to 2004 to reflect 20% stock dividend paid by the Company during December 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K, including information incorporated by reference into this Form 10-K, contains certain forward-looking statements. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

Overview

The Company continued its trend of strong earnings growth during the year ended December 31, 2004, primarily resulting from double-digit loan growth and good asset quality. Net income for the year ended December 31, 2004 was $2.35 million, compared to $2.06 million for 2003, an increase of 14.1%. Diluted earnings per share increased 12.0% in 2004 to $1.12 per share, compared to $1.00 in 2003. Return on assets (ROA) was 1.08% for the year ended December 31, 2004, compared to 1.11% for the year ended December 31, 2003, while return on average equity (ROE) was 11.01% for 2004, compared to 10.64% for 2003. The Bank’s net interest margin was 3.72% during the year ended December 31, 2004 compared to 3.63% during the year ended December 31, 2003. Yields on earning assets continued to adjust down during the year, but had leveled off by year-end as a result of several rounds of interest rate tightening by the Federal Reserve late in 2004. The Bank’s cost of interest-bearing liabilities experienced similar declines during 2004, but also began to flatten by year-end. The Company’s efficiency ratio was 59.5% for the year compared to 59.7% for 2003. Non-interest expenses increased to $5.56 million from $4.78 million during 2003. This increase reflects additional costs associated with opening a new facility that combined operations and corporate offices, upgrading the Company’s computer systems which included new hardware, software, and additional security protection and growing the Company’s ancillary service offerings by expanding its investment subsidiary, Shore Investments Inc., through the addition of a Certified Financial Planner in the Company’s Maryland market and by starting a mortgage banking division within the Bank dedicated to originating and selling conforming fixed rate loan products.

Spearheaded by a 25.5% growth in gross loans, total assets grew to $237.7 million at December 31, 2004, an increase of 20.9% over the $196.6 million at December 31, 2003. Total gross loans ended the year at $178.2 million, compared to $142.0 million at December 31, 2003, while total deposits ended the year at $192.7 million, compared $158.9 million at December 31, 2003. The Bank’s commercial loan portfolio experienced the largest percentage growth during the year with an increase of 41.3% since December 2003, while mortgage loans (including construction loans) also experienced double-digit growth with an increase of 20.6%. On the deposit side, noninterest-bearing deposits represented the largest percentage growth at 28.7% since December 2003, while lower-costing interest-bearing transaction accounts increased 25.1% during the period. Total shareholders’ equity grew to $22.0 million at December 31, 2004, an 8.7% increase over the $20.2 million in equity at December 31, 2003.

During 2004, the quality of the Bank’s loan portfolio continued to be strong. The Bank experienced net loan charge-offs of $17,000 during 2004 at a rate of 0.01% of total loans, while the level of nonperforming assets to period end loans was 0.53% at December 31, 2004. The Bank had no other real estate owned (“OREO”) or other foreclosed assets at December 31, 2004. The Bank maintained an allowance for loan losses to period end loans of 1.35% at the end of 2004.

Results of Operation

General

Net interest income is the major component of the Company’s earnings and is equal to the amount by which interest income exceeds interest expense. Interest income is derived from interest-earning assets composed primarily of loans and securities. Interest expense results from interest-bearing liabilities, primarily consisting of deposits and short-term borrowings. Changes in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, determine changes in net interest income. Net interest margin is calculated by dividing net interest income by average earning assets and represents the Company’s net yield on its earning assets.

Interest Income

2004 Compared to 2003

During the year ended December 31, 2004, the Company earned $10.7 million in interest income, compared to the $9.5 million earned for the year ended December 31, 2003. The Company overcame declining portfolio loan rates by growing loans 25.5% during the year, resulting in the 12.6% increase in interest income. Additionally, the Company increased its loan to deposit ratio from 79.8% in 2003 to 87.6% in 2004, thus improving the mix of interest earning assets.

Securities yielded 4.07% during the year ended December 31, 2004, compared to 4.03% for the year ended December 31, 2003. Average securities declined by $3.7 million to $39.2 million during 2004 compared to $42.9 million during 2003. This decrease resulted from the heavy loan demand experienced during the year absorbing most excess liquidity and the fewer investment opportunities that existed.

Loans yielded 5.71% during the year ended December 31, 2004, compared to 6.11% during 2003. Average total loans increased $32.4 million, or 25.4%, to $160.2 million during 2004 from $127.8 million during 2003. The bank’s average commercial loan portfolio experienced the largest percentage growth during the year with an increase of 43.9% since December 2003, while average mortgage loans (including construction loans) also experienced double-digit growth with an increase of 18.2%. Average consumer loans (including home equity lines) were $17.9 million for the year ended December 31, 2004, an increase of 10.0% over the $16.3 million average outstanding during the year ended December 31, 2003. A vibrant loan market, driven by low interest rates and a strong real estate market, and seasoned loan producers significantly contributed to the loan growth success of 2004.

2003 Compared to 2002

During the year ended December 31, 2003, the Company earned $9.5 million in interest income, as compared to the $9.4 million earned for the year ended December 31, 2002. While the low interest rate policy maintained by the Federal Reserve during 2001 continued to impact net interest income, the Company was able to realize an increase in this area by growing total loans 20.1%. Additionally, the Company was successful in redeploying a significant portion of the $16.8 million in funds received through its 2002 deposit acquisition from investment securities to loans. Consequently, average loans outstanding increased $15.6 million, while average investment securities only increased $8.5 million.

Securities yielded 4.03% during the year ended December 31, 2003, compared to 4.84% for the year ended December 31, 2002. Average securities increased to $42.9 million during 2003, compared to an average balance of $34.4 million for the 2002 period. As a result of the December 2002 deposit acquisition, the Company began 2003 with $47.2 million in investment securities. However, loan demand and flat deposit levels resulted in a net decrease in investment securities during the year.

Loans yielded 6.11% during the year ended December 31, 2003, compared to 6.92% for the year ended December 31, 2002. Average total loans increased 13.9% to $127.8 million during 2003 from $112.1 million for the 2002 period. The Bank experienced significant growth in several areas of its loan portfolio during 2003, with double-digit increases in commercial loans, residential real estate loans, construction loans and home equity lines of credit during the year. Average commercial loans increased to $40.8 million, an increase of 16.9% over the $34.9 million average outstanding balance during 2002. On the retail side, average residential real estate loans (including construction loans) increased to $70.7 million, or 12.0% over the $63.1 million average outstanding for 2002, while average consumer loans (including home equity lines) were $16.3 million for the year ended December 31, 2003, an increase of 15.4% over the $14.1 million average outstanding during the year ended December 31, 2002. More seasoned loan producers and a ripe lending environment significantly contributed to the loan growth success of 2003.

Interest Expense

2004 Compared to 2003

Even with double-digit growth in deposits, interest expense was flat at $3.3 million during the year ended December 31, 2004, as compared to 2003. Average interest-bearing liabilities increased 16.6% to $172.3 million during the year ended December 31, 2004, as compared to $147.7 million during 2003, while the cost of interest-bearing liabilities decreased 32 basis points from 2.22% during 2003 to 1.90% during 2004. Total average deposits, including noninterest-bearing demand deposits, increased 14.2% to $182.9 million during the year ended December 31, 2004 from $160.1 million during 2003. The Company’s cost of funds (including demand deposits) was 1.68% during 2004, compared to 1.97% for the year ended December 31, 2003.

Several factors contributed to interest expense remaining flat in spite of increased volumes, primarily related to the growth mix that occurred during the year. Average checking and savings account balances increased $14.1 million during 2004 and the cost of these funds for the year was 63 basis points, representing only a 2 basis point increase over the prior year. Average time deposit balances increased $3.8 million, but the cost of these deposits decreased 43 basis points to 3.01% for the year. The dependence on time deposit funding continued to decline with average time deposits representing 43.5% of average funding liabilities during 2004 compared to 48.9% during 2003. Also benefiting the Company’s cost of funds is the continued growth in demand deposits. During 2004, average demand deposits grew $4.8 million or 26.2% over 2003 balances, representing a significant pool of noninterest-bearing deposits to fund asset growth. The Bank also placed a heavier reliance on Federal Home Loan Bank (“FHLB”) borrowings during 2004 with the average balance increasing by $6.7 million. However, the increase in overnight rates that occurred during 2004 caused the cost of these borrowings to increase by 19 basis points to 1.97% during the year.

2003 Compared to 2002

Interest expense continued to ride the rate curve down during 2003. Interest expense was $3.3 million during the year ended December 31, 2003, a decrease of 11.9% as compared to $3.7 million for 2002. Average interest-bearing liabilities increased 16.84% to $147.7 million during 2003 from $126.5 million for the prior year, while the cost of interest-bearing liabilities decreased 72 basis points from 2.94% during 2002 to 2.22% during 2003. Total average deposits, including noninterest-bearing demand deposits, increased 15.1% to $160.1 million during the year ended December 31, 2003 from $139.2 million during 2002. Factoring in noninterest-bearing demand deposits, the Company’s cost of funds was 1.97% and 2.64% for the years ended December 31, 2003 and 2002, respectively. Also contributing to lower funding costs was an increase in short-term FHLB borrowings. Average FHLB borrowings increased to $6.0 million during 2003, compared to $1.4 million for 2002, while the average cost of these funds decreased from 3.81% to 1.78% for the periods. Although funding costs continued to benefit from the lower interest rate environment during the period, it also benefited from a change in the Company’s funding mix. During 2002, average time deposits represented 55.4% of average funding liabilities, while it only represented 48.9% of average funding liabilities during 2003.

Net Interest Income

2004 Compared to 2003

The Company continued to improve its net interest margin during 2004. Helped by strong loan demand and rising rates during the second half of the year, the Company’s net interest margin increased from 3.63% during 2003 to 3.72% during 2004. As illustrated by the its interest sensitivity analysis, the Company remains asset sensitive, an advantageous position during a period of rising rates like we have experienced since June 2004. These factors, in conjunction with the continued improvement in the Bank’s funding mix, contributed to net interest income increasing 19.2% to $7.4 million during the year ended December 31, 2004 as compared to $6.2 million in 2003.

2003 Compared to 2002

The Company entered 2003 coming off a deposit acquisition that created the need to effectively invest $16.8 million in acquired deposits into income-producing assets. As a result, the Company began 2003 with a net interest margin of 3.33%, posing quite a challenge for the year. However, the deployment of these funds into higher-yielding loan assets and the management of deposit mix enabled the Company to increase its margin to 3.74% during the fourth quarter of 2003 and 3.63% for the year. These factors, along with 20.1% loan growth and changes in the funding mix, contributed to net interest income increasing 9.4% to $6.2 million during the year ended December 31, 2003 as compared to $5.7 million in 2002.

The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense, and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Income and Expenses, Yields and Rates

	Years Ended December 31,
	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(In Thousands)
Assets:
Securities (1)	$39,192	$1,595	4.07%	$42,906	$1,729	4.03%	$34,444	$1,668	4.84%
Loans (net of unearned income):
Real estate mortgage	83,558	4,732	5.66%	70,665	4,374	6.19%	63,110	4,429	7.02%
Commercial	58,693	3,480	5.93%	40,791	2,553	6.26%	34,891	2,442	7.00%
Home equity lines	15,473	718	4.64%	13,720	632	4.61%	10,840	574	5.30%
Consumer	2,476	220	8.89%	2,590	247	9.54%	3,298	310	9.40%

Total loans	160,200	9,150	5.71%	127,766	7,806	6.11%	112,139	7,755	6.92%
Interest-bearing deposits in other banks	2,152	25	1.16%	2,438	20	0.82%	3,987	48	1.20%

Total earning assets	201,544	10,770	5.34%	173,110	9,555	5.52%	150,570	9,471	6.29%

Less: allowance for loan losses	(2,196)			(1,784)			(1,456)
Total nonearning assets	18,021			14,992			9,344

Total assets	$217,369			$186,318			$158,458

Liabilities
Interest-bearing deposits:
Checking and savings	$74,536	$467	0.63%	$60,461	$370	0.61%	$47,175	$516	1.09%
Time deposits	85,123	2,559	3.01%	81,284	2,799	3.44%	77,856	3,145	4.04%

Total interest-bearing deposits	159,659	3,026	1.90%	141,745	3,169	2.24%	125,031	3,661	2.93%

FHLB advances	12,627	249	1.97%	5,961	106	1.78%	1,445	55	3.81%

Total interest-bearing liabilities	172,286	3,275	1.90%	147,706	3,275	2.22%	126,476	3,716	2.94%

Non-interest bearing liabilities:
Demand deposits	23,215			18,397			14,160
Other liabilities	499			836			638

Total liabilities	196,000			166,939			141,274
Stockholders’ equity	21,369			19,379			17,184

Total liabilities and stockholders’ equity	$217,369			$186,318			$158,458

Net interest income (1)		$7,495			$6,280			$5,755

Interest rate spread (1)(2)			3.44%			3.30%			3.35%
Net interest margin (1)(3)			3.72%			3.63%			3.82%

(1)	Presented on a tax equivalent basis. The tax equivalent adjustment to net interest income was $73,000, $54,000 and $65,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is derived by dividing net interest income by average total earning assets.

The following table describes the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to the mixture of volume and rate has been allocated solely to rate changes.

Volume and Rate Analysis

	Years Ended
	December 31, 2004 compared to December 31, 2003			December 31, 2003 compared to December 31, 2002			December 31, 2002 compared to December 31, 2001
	Change Due To:			Change Due To:			Change Due To:
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Assets:
Securities	(150)	16	(134)	409	(348)	61	(11)	(310)	(321)
Loans (net of unearned income):
Real estate mortgage	798	(440)	358	531	(586)	(55)	643	(581)	62
Commercial	1,121	(194)	927	413	(302)	111	418	(488)	(70)
Home equity lines	81	5	86	153	(95)	58	272	(236)	36
Consumer	(11)	(16)	(27)	(67)	4	(63)	(103)	(52)	(155)

Total loans	1,989	(645)	1,344	1,030	(979)	51	1,230	(1,357)	(127)
Interest-bearing deposits in other banks	(2)	7	5	(19)	(9)	(28)	26	(99)	(73)

Total earning assets	1,837	(622)	1,215	1,420	(1,336)	84	1,245	(1,766)	(521)

Liabilities
Interest-bearing deposits:
Checking and savings	86	11	97	145	(291)	(146)	171	(279)	(108)
Time deposits	132	(372)	(240)	138	(484)	(346)	160	(1,233)	(1,073)

Total interest-bearing deposits	218	(361)	(143)	283	(775)	(492)	331	(1,512)	(1,181)
FHLB advances	119	24	143	172	(121)	51	(5)	(27)	(32)

Total interest-bearing liabilities	336	(336)	—	455	(896)	(441)	326	(1,539)	(1,213)

Change in net interest income	1,501	(286)	1,215	965	(440)	525	919	(227)	692

Interest Sensitivity

Management evaluates interest rate sensitivity periodically through the use of an asset/liability management reporting model. Using this model, management determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management’s outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

An important element of the Company’s asset/liability management process is monitoring its interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

The following table presents the Company’s interest sensitivity position at December 31, 2004. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time.

Interest Sensitivity Analysis

	December 31, 2004
	Within 90 Days	91-365 Days	1 to 5 Years	Over 5 Years	Total
	(In Thousands)
Interest-Earning Assets:
Loans (1)	$52,071	$38,622	$79,553	$7,996	$178,242
Securities	3,079	9,006	19,401	7,485	38,971
Money market and other short term securities	3,149	—	—	—	3,149
Other earning assets	—	—	—	3,280	3,280

Total earning assets	$58,299	$47,628	$98,954	$18,761	$223,642

Cumulative earning assets	$58,299	$105,927	$204,881	$223,642	$223,642

Interest-Bearing Liabilities:
Money market savings	$28,356	$—	$—	$—	$28,356
Interest checking (2)	—	—	24,658	—	24,658
Savings (2)	141	114	—	22,387	22,642
Certificates of deposit	18,377	31,644	37,931	1,028	88,980
FHLB advances	16,350	5,000	—	617	21,967

Total interest-bearing liabilities	$63,224	$36,758	$62,589	$24,032	$186,603

Cumulative interest-bearing liabilities	63,224	99,982	162,571	186,603	186,603

Period gap	$(4,925)	$10,870	$36,365	$(5,271)	$37,039
Cumulative gap	$(4,925)	$5,945	$42,310	$37,039	$37,039
Ratio of cumulative interest-earning assets to interest-bearing liabilities	92.21%	105.95%	126.03%	119.85%	119.85%
Ratio of cumulative gap to total earning assets	(2.20%)	2.66%	18.92%	16.56%	16.56%

(1)	Includes nonaccrual loans of $950,000, which are spread throughout the categories.

(2)	Management has determined that interest checking and savings accounts, excluding $255,000 in savings accounts with more frequent rate adjustment terms, are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years and over 5 years categories, respectively.

(3)	All securities without specific maturities are included in the 1 to 5 years category since they are not considered as sensitive to interest rate changes.

Noninterest Income

2004 Compared to 2003

During the year ended December 31, 2004, noninterest income increased to $1.92 million from $1.89 million in 2003. Excluding gains on sales of securities of $148,100 and $269,400 for the years ended December 31, 2004 and 2003, respectively, noninterest income increased 9.5% to $1.77 million during 2004, as compared to $1.62 million for the 2003 year-end period. A 14.7% increase in deposit account fees generated from strong consumer and commercial deposit growth represented the primary factor driving noninterest income growth during the year. These accounts generate fees including insufficient funds, check printing, cashiers checks, service charges, ATM, check cards and others, several of which experienced double-digit growth during 2004. These fees are core earnings that are not interest sensitive and have provided a stable source of income for the Bank. Additionally, the Company took steps to expand its ancillary service offerings and improve its noninterest income by expanding its investment subsidiary, Shore Investments Inc., through the addition of a Certified Financial Planner in the Company’s Maryland market and by starting a mortgage banking division within the Bank dedicated to originating and selling conforming fixed rate loan products. The Company began to benefit from fees generated by these services during the last quarter of 2004 and anticipates additional growth in future periods.

2003 Compared to 2002

During 2003, the Company experienced continued growth in noninterest income. Noninterest income increased 37.4% to $1.89 million during the year ended December 31, 2003, compared to $1.37 million for the year ended December 31, 2002. The Company experienced increases in most areas of noninterest income, including deposit account fees, investment brokerage commissions, gains on sales of securities and other noninterest income. Consumer and commercial checking accounts continue to grow, resulting in increased fee income. Deposit account fees for 2003 increased 6.7% to $1.12 million, compared to $1.04 million for 2002. Shore Investments, the Bank’s investment subsidiary, more than doubled revenues in 2003 over 2002 through its sale of nondeposit investment products, resulting in a 157.5% increase in commission income. The Company took advantage of some of the gains in its investment portfolio during the year by selling several investment securities. These sales resulted in gains of $269,400, representing an increase of $247,700 over the prior year. Additionally, the Bank benefited from cash surrender value growth in its Bank-Owned Life Insurance (“BOLI”) asset, resulting in $145,000 in other noninterest income.

Noninterest Expense

2004 Compared to 2003

Noninterest expense for the year ended December 31, 2004 increased 16.4% to $5.56 million, as compared to $4.78 million during the 2003 period. The 2004 amounts reflect additional costs associated with opening a new facility that combined operations and corporate offices and with upgrading the company’s computer systems which included new hardware, software, and additional security protection. Related occupancy and equipment expenses increased 16.8% to $1.40 million during 2004, compared to $1.20 million for 2003, while data processing increased 45.6% to $680,800 during the year, compared to $467,700 for the prior year. Increases in employee compensation and benefits expense and professional and regulatory fees accounted for the remaining expense growth. Compensation and benefits increased by 11.1% to $2.46 million during the year ended December 31, 2004, as compared to $2.21 million for the year ended December 31, 2003, while other noninterest expense, which includes professional fees, increased 6.6% to $828,800 in 2004, as compared to $777,800 in 2003. Advertising and promotion expenses increased 71.7% to $162,300 during the year ended December 31, 2004, as compared to $94,500 for the 2003 period, primarily due to various internal and external promotions run during the year to generate loan and deposit growth. The Company’s efficiency ratio remained strong during 2004 at 59.47%, down slightly from prior year’s ratio of 59.70%.

2003 Compared to 2002

During the year ended December 31, 2003, noninterest expense increased 15.0% to $4.8 million, compared to $4.2 million for the year ended December 31, 2002. The Company’s efficiency ratio remained strong when compared to peers at 59.7%, up slightly from prior year’s ratio of 59.0%.

Factors contributing to the increase in noninterest expense include increased employee compensation and benefits expense, impacted by a 24.0% rise in health insurance costs over the 2002 periods, ongoing costs associated with the 2002 deposit acquisition and increased regulatory and compliance costs. Compensation and benefits increased by 17.0% to $2.21 million during the year ended December 31, 2003, when compared to $1.89 million for the year ended December 31, 2002. Occupancy and equipment expenses increased of 7.1% to $1.20 million during 2003, compared to $1.12 million for 2002, with 2003 amounts being impacted by a full year of expense related to a 2002 branch expansion as opposed to a partial year in 2002. Data processing increased 4.7% to $467,700 during the year, compared to $446,800 for the prior year, while advertising expenses decreased 13.7% to $94,500 during the year ended December 31, 2003, as compared to $109,500 for the 2002 period, primarily due to nonrecurring 2002 marketing and promotional efforts related to the Susquehanna transaction and the new Internet banking product. Deposit insurance premiums were flat during 2003 as compared to 2002, while other expenses increased 38.3% to $777,800, compared to $562,200 for the 2002 period. Increased regulatory and compliance costs and expenses associated with the Bank’s internet banking product accounted for the majority of the increase in other noninterest expense.

Financial Condition

Loan Portfolio

The Bank’s loan portfolio is comprised of real estate mortgage loans, construction loans, commercial loans, home equity loans, and consumer loans. The primary market areas in which the Bank originates loans are the counties of Accomack and Northampton, Virginia and Salisbury/Wicomico County, Maryland.

Total loans (excluding allowances and deferred loan costs and fees) increased to $178.2 million at December 31, 2004, a 25.5% increase over the $142.0 million outstanding at December 31, 2003. Gross loan production of approximately $97.0 million resulted in growth across most categories of the Bank’s loan portfolio during 2004. Commercial loans increased 41.3% during 2004, while residential real estate (including construction loans) and home equity lines of credit grew 20.6% and 4.2%, respectively, during the year.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

Loan Portfolio

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Residential mortgage	$86,537	$72,339	$66,637	$47,205	$47,167
Commercial mortgage	59,414	39,621	28,841	26,366	21,765
Commercial—other	8,673	8,568	4,921	10,079	5,056
Real estate construction (1)	5,658	4,005	2,184	1,051	923
Home equity lines of credit	15,581	14,951	12,905	8,912	6,529
Consumer	2,378	2,508	2,720	11,670	11,097

Total loans	178,241	141,992	118,208	105,283	92,537
Less:
Deferred loan (fees) cost, net	158	217	205	139	144
Allowance for loan losses	(2,404)	(2,002)	(1,603)	(1,326)	(1,336)

Net loans	$175,995	$140,207	$116,810	$104,096	$91,345

(1)	Amounts are disclosed net of loans in process of approximately $4.2 million, $3.1 million, $2.3 million, $1.6 million and $1.4 million for 2004, 2003, 2002, 2001 and 2000, respectively.

The following table sets forth the composition of the Bank’s loan portfolio by percentage at the dates indicated.

Loan Portfolio by Percentage

	December 31,
	2004	2003	2002	2001	2000
Residential mortgage	48.55%	50.95%	56.37%	44.84%	50.97%
Commercial mortgage	33.33%	27.90%	24.40%	25.04%	23.52%
Commercial—other	4.87%	6.03%	4.16%	9.57%	5.46%
Real estate construction	3.18%	2.82%	1.85%	1.00%	1.00%
Home equity lines of credit	8.74%	10.53%	10.92%	8.47%	7.06%
Consumer	1.33%	1.77%	2.30%	11.08%	11.99%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities of selected loans outstanding at December 31, 2004.

Maturity Schedule of Loans

	December 31, 2004
	Due in one year	Due after one year through five years	Due after five years	Totals	After one year
					Fixed Rate	Variable Rate
	(In Thousands)
Residential and commercial mortgages (1)	$20,799	$38,001	$87,151	$145,951	$29,307	$95,845
Commercial—other	3,111	5,276	287	8,674	2,612	2,951
Real estate construction	5,658	—	—	5,658	—	—
Home equity lines of credit	15,581	—	—	15,581	—	—
Consumer	915	986	477	2,378	1,463	—

Total	$46,064	$44,263	$87,915	$178,241	$33,382	$98,796

(1)	Includes mortgages with terms that include 3-year, 5-year and 7-year balloon payment features in the 1 to 5 years and after 5 years fixed rate category.

Securities

When securities are purchased, they are classified as securities held to maturity if management has the positive intent and the Company has the ability to hold them until maturity. These investment securities are carried at cost adjusted for amortization of premium and accretion of discounts. Unrealized losses in the portfolio are not recognized unless management of the Company believes that other than a temporary decline has occurred. Securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale at the time of purchase. Securities available for sale are recorded at fair value. The net unrealized holding gain or loss on securities available for sale, net of deferred income taxes, is included in other comprehensive income as a separate component of stockholders’ equity. A decline in the fair value of any securities available for sale below cost, that is deemed other than temporary, is charged to earnings and results in a new cost basis for the security. Cost of securities sold is determined on the basis of specific identification. The Company holds no securities classified as trading.

Investment Securities. The carrying value of investment securities (effected for all applicable fair value adjustments) amounted to $39.0 million at December 31, 2004, compared to $40.6 million and $47.2 million at December 31, 2003 and 2002, respectively. Decreases in securities primarily resulted from increased loan demand during 2004 and 2003 and flat deposit levels during 2003. The comparison of amortized cost to fair value is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of investment securities. Investment securities consist of the following:

Available for Sale Securities Portfolio

	Years Ended December 31,
	2004	2003	2002
Amortized Cost:
U.S. Treasury and other U.S. government agencies	$22,208	$22,308	$23,922
Tax-exempt municipal bonds	3,849	3,944	2,774
Mortgage-backed securities	1,941	2,583	3,002
Corporate bonds	3,021	4,035	5,558
Adjustable rate loan funds	1,590	1,990	1,942
FHLMC stock	232	232	232
Preferred stock	1,707	1,707	2,156
Trust preferred stock	75	150	400
Other equity securities	3,399	2,437	1,250

Total securities	$38,022	$39,386	$41,236

Securities Available for Sale. Securities available for sale are used as part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of securities available for sale totaled $37.4 million at December 31, 2004, compared to $39.6 million and $41.5 million at December 31, 2003 and 2002, respectively. The comparison of fair market value to amortized cost is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of securities available for sale. The following summarizes available for sale securities for the respective periods.

Securities Available for Sale

	Years Ended December 31,
	2004	2003	2002
Fair Value:
U.S. Treasury and other U.S. government agencies	$22,322	$22,688	$24,446
Tax-exempt municipal bonds	3,892	4,030	2,881
Mortgage-backed securities	1,938	2,577	3,013
Corporate bonds	3,177	4,312	5,883
Adjustable rate loan funds	1,569	1,936	1,856
FHLMC stock	310	245	248
Preferred stock	1,735	1,795	1,995
Trust preferred stock	171	338	560
Other equity securities	3,857	2,690	1,298

Total securities	$38,971	$40,611	$42,180

The following table sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 2004. The weighted average yields are calculated on the basis of carrying value of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

Maturities of Investments

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Market Value	Weighted Average Yield	Amortized Cost	Fair Market Value	Weighted Average Yield
U.S. Government Agencies and other U.S. securities:
Within one year	$6,641	$6,633	2.78%	$—	$—	0%
After one year to five years	13,608	13,682	3.68%	—	—	0%
After five years	1,959	2,007	4.63%	—	—	0%

Total	22,208	22,322	3.49%	—	—	0%

Municipal Securities:
Within one year	85	86	6.52%	—	—	0%
After one year to five years	1,000	1,019	5.68%	—	—	0%
After five years	2,764	2,787	5.29%	—	—	0%

	3,849	3,892	5.42%	—	—	0%

Mortgage Backed Securities:
Within one year	—	—	0%	—	—	0%
After one year to five years	536	529	3.83%	—	—	0%
After five years	1,405	1,409	4.79%	—	—	0%

	1,941	1,938	4.52%	—	—	0%

Corporate Bonds:
Within one year	1,009	1,029	5.20%	—	—	0%
After one year to five years	2,012	2,148	6.50%	—	—	0%
After five years	—	—	0%	—	—	0%

	3,021	3,177	6.07%	—	—	0%

Other Securities:
No stated maturity	7,003	7,642	4.40%	—	—	0%

Total securities	$38,022	$38,971	4.11%	$—	$—	0%

Deposits

The Bank depends on deposits to fund its lending activities, generate fee income opportunities, and create a captive market for loan products. The table below presents a history of average deposits and the rates paid on interest-bearing deposit accounts for the periods indicated.

Average Deposits and Average Rates Paid

	Years Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
Checking and savings	$74,536	0.63%	$60,461	0.61%	$47,175	1.09%
Certificates of deposit:
Less than $100,000	67,812	2.97%	66,404	3.39%	64,393	4.90%
$100,000 and over	17,311	3.27%	14,880	3.68%	13,463	4.02%

Total interest-bearing deposits	159,659	1.90%	141,745	2.24%	125,031	2.93%

Noninterest-bearing deposits	23,215	0%	18,397	0%	14,160	0%

Total average deposits	$182,874	1.65%	$160,142	1.98%	$139,191	2.63%

Deposits averaged $182.9 million during the year ended December 31, 2004, an increase of 14.2% and 31.4% over the $160.1 million and $139.2 million during 2003 and 2002, respectively. Interest-bearing demand deposits accounted for the largest portion of the increase, followed by noninterest-bearing demand deposits.

The following table is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2004.

Maturities of CD’s of $100,000 or More

	December 31, 2004
	Amount	Percent
Three months or less	$3,340	17.49%
Over three months to one year	7,473	39.13%
Over one year to five years	8,287	43.39%
Over five years	—	0%

Total	$19,100	100.00%

Capital Resources

Capital represents funds, earned or obtained, over which banks can exercise greater control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will support anticipated asset growth and absorb potential losses.

Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios for the periods indicated.

Analysis of Capital

	December 31,
	2004	2003
	(In Thousands)
Tier 1 Capital:
Common stock	$681	$680
Additional paid-in capital	8,199	8,165
Retained earnings	12,494	10,595
Accumulated other comprehensive income	585	761

Total capital (GAAP)	21,959	20,201
Less: Intangibles	(526)	(588)
Net unrealized gain on debt and equity securities	(585)	(761)

Total Tier 1 capital	20,848	18,852

Tier 2 Capital:
Allowable allowances for loan losses	2,007	1,597
Net unrealized gains on equity securities	289	205

Total Tier 2 capital	$23,144	$20,654

Risk-weighted assets	$163,642	$131,213

Capital Ratios (1):
Tier 1 risk-based capital ratio	12.74%	14.37%
Total risk-based capital ratio	14.14%	15.74%
Tier 1 capital to average adjusted total assets	9.62%	10.15%

(1)	The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital to average adjusted assets was 4.0%, 8.0% and 4.0%, respectively. To be considered “well capitalized” under federal prompt corrective action regulations, these same required ratios are 6.0%, 10.0% and 5.0%, respectively. See Note 11 of the notes to the financial statements for a detail of the capital ratios.

Asset Quality

Allowance for loan losses. The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with SFAS No. 5, Accounting for Contingencies. This methodology includes analyzing historical loan losses, current trends in delinquencies and charge-offs, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry data. However, risks of future losses cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Balance, beginning of period	$2,002	$1,603	$1,326	$1,336	$1,163
Loans charged off:
Commercial	(11)	—	—	—	(7)
Real estate mortgage	—	(4)	—	(282)	—
Consumer	(27)	(24)	(83)	(53)	(85)

Total loans charged-off	(38)	(28)	(83)	(335)	(92)

Recoveries:
Commercial	11	—	—	—	38
Real estate mortgage	—	—	—	—	—
Consumer	10	47	25	15	15

Total recoveries	21	47	25	15	53

Net recoveries (charge-offs)	(17)	19	(58)	(320)	(39)
Provision for loan losses	419	380	335	310	212

Balance, end of period	$2,404	$2,002	$1,603	$1,326	$1,336

Allowance for loan losses to loans outstanding at end of period	1.35%	1.41%	1.35%	1.26%	1.44%

Allowance for loan losses to nonaccrual loans outstanding at end of period	253.05%	362.68%	182.37%	248.78%	105.95%

Net charge-offs (recoveries) to average loans outstanding during period	0.01%	(0.01)%	0.05%	0.33%	10.04%

As in recent years, the Bank’s charge-offs during 2004 continued to be minimal. With the exception of 2001, charge-offs have primarily occurred in the consumer loan category over the past five years. During 2001, the Bank experienced a $160,000 charge-off relating to the insufficient collateral on two loans foreclosed on during the year. During 2004, the Bank obtained possession of additional property owned by this borrower. During 2005, the Bank sold the property at foreclosure, but the borrower subsequently filed for bankruptcy so the sale is not final. Final resolution should result in substantial recovery of the deficiency.

The Bank’s loan portfolio continues to evolve from primarily residential real estate mortgages to one with a significant emphasis in commercial and consumer loans. Increased competition in the real estate mortgage arena and the desire to diversify contributed to this shift in lending and customer relationships. However, with this change comes increased risk associated with potential loan losses. The allowance for loan losses as a percentage of period end loans has been between 1.26 and 1.41% over the past five years, while the ratio of the allowance for loan losses as a percentage of nonaccrual loans outstanding has ranged from 105.95% to 362.68%. Based on these factors, management believes that allowances for losses existing at December 31, 2004 are sufficient to cover any anticipated or unanticipated losses on loans outstanding in accordance with SFAS No. 5, Accounting for Contingencies.

An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following tables. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.

Allocation of Allowance for Loan Losses

	Commercial		Real Estate		Consumer
	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance
	(In Thousands)
December 31,
2004	$1,556	64.73%	$242	10.07%	$606	25.20%
2003	$1,175	58.69%	278	13.89%	549	27.42%
2002	$684	42.67%	249	15.53%	670	41.80%
2001	$497	37.48%	268	20.21%	561	42.31%
2000	$581	43.49%	262	19.61%	493	36.90%

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Nonaccrual loans:
Commercial	$374	$126	$—	$—	$13
Real estate mortgage	272	321	677	453	1,180
Home equity lines of credit	120	28	—	22	25
Consumer	184	77	202	58	43

Total nonaccrual loans	950	552	879	533	1,261
Other real estate owned	—	—	—	—	5

Total nonperforming assets	$950	$552	$879	$533	$1,266

Loans past due 90 or more days accruing interest	—	—	—	—	—
Allowance for loan losses to nonaccrual loans	253.05%	362.68%	182.37%	248.78%	105.95%
Nonperforming assets to period end loans and other real estate owned	0.53%	0.39%	0.74%	0.51%	1.37%

Total nonperforming assets consist of nonaccrual loans and foreclosed properties that are not producing income for the Bank. The Bank’s policy is that whenever a loan reaches 90 days delinquent interest accruals are suspended until six months after the loan becomes current again. In recent years, the Bank has experienced strong asset quality in its loan portfolio. Low interest rates and an exuberant real estate market have created a vibrant lending environment and provided borrowers the opportunity to finance larger purchases at lower costs. Accordingly, trends in total nonperforming assets and the related ratios have been relatively positive for the periods presented.

At December 31, 2004, there were no loans identified by the Bank as impaired under the established accounting guidelines. Accordingly, no specific allowances were provided with respect to impaired loans at December 31, 2004. Included in nonaccrual loans at December 31, 2003 and 2002 is one impaired loan to the same borrower with a balance of $126,000 and $368,000, respectively. The balance was partially paid and brought current during 2003. However, the borrower was unable to meet the remaining obligation and, consequently, filed for bankruptcy protection. The Bank entered into an agreement with the bankruptcy trustee to sell the collateral during the first quarter of 2004. Proceeds from these sales were sufficient to satisfy all principal and interest amounts due. At December 31, 2001, there were no loans identified by the Bank as impaired under the established accounting guidelines, as compared to December 31, 2000 when there were loans totaling $267,000 identified by the Bank as impaired. Amounts identified at December 31, 2000 were to the same borrower and the Bank foreclosed on assets collateralizing these loans during 2001. Upon foreclosure, the Bank wrote the assets down by $160,000.

In conjunction with the methodology described above to calculate the allowance for loan losses, the Bank closely monitors individual loans that are deemed to be potential problem loans. Loans are viewed as potential problem loans when possible credit problems of borrowers or industry trends cause management to have doubts as to the ability of such borrowers to comply with current repayment terms. Those loans are subject to regular management attention, and their status is reviewed on a regular basis. In instances where management determines that a specific allowance should be set, the Bank takes such action as deemed appropriate.

As of December 31, 2004, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.36 million. Additionally, other performing loans totaling $3.15 million existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. All loans in these categories are subject to constant management attention, and their status is reviewed on a regular basis. These loans are generally secured by residential and commercial real estate and equipment with appraised values that exceed the remaining principal balances on such loans.

Liquidity; Asset Management

Liquidity represents the Company’s ability to meet present and future obligations through the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments maturing within one year, and investments that are categorized as available-for-sale. The Company’s ability to obtain deposits and purchase funds at favorable rates impacts its liability liquidity. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositor’s requirements and meet its customers’ credit needs.

The table below summarizes the Company’s balance sheet liquidity position for the periods presented. Additionally, alternative sources of liquidity are available to the Company including its capacity to borrow additional funds when the need arises. The Bank has an available line of credit with the FHLB for up to 13% of Bank assets, or approximately $30.6 million at December 31, 2004. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2004 the Bank had sufficient collateral pledged to borrow a total of approximately $83.0 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement. Additionally, the Bank maintains other available borrowing arrangements $8.4 million. Based on these factors, the Company maintains sufficient liquidity to meet anticipated needs.

Summary of Liquid Assets

	December 31,
	2004	2003	2002
	(Dollars in Thousands)

Cash and due from banks	$9,415	$5,794	$7,535
Held-to-maturity securities due within one year	—	—	5,004
Available-for-sale securities	38,971	39,580	41,491

Total liquid assets	$48,386	$45,374	$54,030

Deposits and other liabilities	$215,730	$176,349	$161,776

Ratio of liquid assets to deposits and other liabilities	22.43%	25.73%	33.40%

Total cash and cash equivalents were $9.4 million at December 31, 2004, compared to $5.8 million and $7.5 million at December 31, 2003 and 2002, respectively. Net cash flows from operating activities were $3.5 million for the year ended December 31, 2004, compared to $2.5 million and $2.3 million for the years ended December 31, 2003 and 2002, respectively. This fluctuation primarily resulted from net income growth and other changes in normal operating activities during the periods.

Net cash flows from investing activities were $38.3 million during the year ended December 31, 2004, compared to $18.6 million and $18.7 million during the years ended December 31, 2003 and 2002, respectively. Fueled by low rates and a vibrant real estate market, net loan originations were strong during 2004 with an increase of $12.5 million and $23.2 million over 2003 and 2002, respectively. This resulted in other investment activities being greatly limited during 2004 and 2003.

Net cash flows from financing activities were $38.5 million for the year ended December 31, 2004, representing an increase of $24.1 million and $21.2 million over 2003 and 2002, respectively. Deposit growth, led by demand deposits, represented the most significant portion of this increase at $33.8 million in new cash flows, as compared to being flat in 2003 and up $16.3 million in 2002. The Bank benefited from deposit relationships obtained in conjunction with new loan business and implemented several promotions during the year to generate new deposit relationships. Additionally, net proceeds from FHLB borrowings were $5.1 million in 2004, as compared to $14.7 million and $1.3 million during 2003 and 2002, respectively. Increased borrowings during 2004 were required to fund liquidity shortfalls created by the strong loan demand.

The Bank occasionally finds it necessary to borrow funds on a short-term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements whereby it may borrow funds overnight and on terms. As discussed above, the Bank currently has borrowing capacity of approximately $83.0 million, provided it meets all borrowing guidelines with the FHLB. At December 31, 2004, the Bank had $22.0 million in outstanding FHLB advances, compared to $16.9 million at December 31, 2003.

The following table details information concerning the Bank’s short-term borrowings for the periods presented.

Summary of Borrowed Funds

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Actual period end balances	$21,350	$16,200	$1,400
Monthly average balance of short-term borrowings outstanding during the period	$6,915	$5,250	$5,250
Weighted-average interest rate on monthly average short-term borrowings	1.72%	1.27%	1.27%
Maximum month-end balance of short—term borrowings outstanding during the period	$21,350	$16,200	$16,200

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes the Company’s significant contractual obligations, contingent liabilities and certain other commitments outstanding at December 31, 2004:

Contractual Obligations, Contingent Liabilities and Commitments

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Operating lease obligations	$120	$24	$48	$48	$—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP Federal Home Loan Bank Advances	21,967	21,350	—	—	617
Other commitments
Standby letters of credit	812	812	—	—	—
Commitments to extend credit	46,043	46,043	—	—	—

Total contractual obligations	$68,942	$68,229	$48	$48	$617

Return on Equity and Assets

The following table summarizes ratios considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated.

Return on Equity and Assets

	Year Ended December 31,
	2004	2003	2002
Return on average assets	1.08%	1.11%	1.12%
Return on average equity	11.01%	10.64%	10.31%
Average equity to average asset ratio	9.83%	10.40%	10.84%
Dividend payout ratio	19.30%	16.83%	13.79%

Critical Accounting Policies and Judgments

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and to general practices within the banking industry. Our most critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. These policies require the use of subjective and complex estimates, assumptions and judgments, which are based on information available as of the date of the financial statements and are important to our reported financial condition and results of operations. Accordingly, as this information changes, our financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the loan portfolio, based upon our evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Management determines loan loss estimates by analyzing historical loan losses, current trends in delinquencies and charge-offs, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry data. Additionally, we consider the impact of economic events, the outcome of which is uncertain. While we use the best information available in establishing the allowance, actual economic conditions differing significantly from our assumptions in determining the loan loss valuation allowance may result in future adjustments, or regulators may require adjustments based upon information available to them at the time of their examinations. Although we believe that our allowance for loan losses is adequate and properly recorded in our financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

The estimation of fair value is significant to several of our assets, including available-for-sale (AFS) investment securities and real estate owned (REO). AFS securities are recorded at fair value, while REO is generally recorded at the lower of cost or fair value (less estimated selling costs). Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and are subject to material changes, which could impact our financial condition.

Impact of Accounting Pronouncements

In December 2003, the FASB issued a revision of FASB Interpretation 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FASB has since revised FIN 46. As revised, FIN 46 was effective beginning in the first quarter of 2004 for all VIEs (other than what are commonly referred to as special purpose entities, VIEs of small business issuers, and VIEs of nonpublic entities). As the Company does not currently utilize VIEs or so called special purpose entities, this pronouncement did not have a material impact on the Company’s results of operations or financial position.

The FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) during December 2004. SFAS 123R requires that compensation cost relating to stockbased payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the instruments issued. Public entities (other than those filing as small business issuers) are required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The scope of SFAS 123R includes stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, originally issued in 1995, preferred the fair-value-based method of accounting for stock-based compensation, but permitted the continued application of the guidance in Opinion 25, provided that the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

During December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, originally issued in 1973. The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material impact on the Bank’s consolidated results of operations or financial condition in the foreseeable future.

Effects of Inflation

The Company believes that its net interest income and results of operations have not been significantly affected by inflation during the years ended December 31, 2004, 2003 and 2002.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses a third party provider to perform computer modeling methodologies that assist in determining the overall magnitude of interest sensitivity risk. Based on these methodologies, management formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management’s outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. Normally, one such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. However, management adjusted this scenario during 2004 to account for the relatively low interest rates existing during the period caused the likelihood of a 200 basis point instantaneous and parallel decline in interest rates decline to be remote. Accordingly, management modeled the impact of a 100 basis point decline in interest rates and a 200 basis point increase in interest rates at December 31, 2004. A 100 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $84,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $77,000.

The computer model uses standard algebraic formula for calculating present value. The calculation discounts the future cash flows of the Company’s portfolio of interest rate sensitive instruments to present value utilizing techniques designed to approximate current market rates for securities, current offering rates for loans, and the cost of alternative funding for the given maturity of deposits and then assumes an instantaneous and parallel shift in these rates. The difference between these numbers represents the resulting hypothetical change in the fair value of interest rate sensitive instruments.

As with any modeling techniques, certain limitations and shortcomings are inherent in the Company’s methodology. Significant assumptions must be made in the calculation including: (1) no growth in volume or balance sheet mix; (2) constant market interest rates reflecting the average rate from the last month of the given quarter; and (3) pricing spreads to market rates derived from an historical analysis, or from assumptions by instrument type. Additionally, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SHORE FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31
	2004	2003
ASSETS
Cash (including interest—earning deposits of approximately $3,149,300 and $1,424,100, respectively)	$9,415,000	$5,793,800
Investment securities:
Held-to-maturity (fair value of $0 and $0, respectively)	—	—
Available-for-sale (amortized cost of $36,437,500 and $38,354,800, respectively)	37,386,500	39,579,800
Other investments, at cost	1,584,600	1,031,200
Loans receivable, net	175,995,200	140,206,600
Premises and equipment, net	8,024,900	4,986,900
Other assets	5,282,300	4,952,000

	$237,688,500	$196,550,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$168,242,100	$139,857,000
Noninterest-bearing	24,495,000	19,033,700

Total deposits	192,737,100	158,890,700
Advances from Federal Home Loan Bank	21,966,700	16,883,300
Other liabilities	1,025,700	575,100

Total liabilities	215,729,500	176,349,100

Stockholders’ equity
Preferred stock, par value $1 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.33 per share, 5,000,000 shares authorized; 2,063,284 and 2,061,724 shares issued and outstanding, respectively	680,900	680,400
Additional capital	8,199,000	8,164,600
Retained earnings	12,494,400	10,595,300
Accumulated other comprehensive income	584,700	760,900

Total stockholders’ equity	21,959,000	20,201,200

	$237,688,500	$196,550,300

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Income

	Years Ended December 31,
	2004	2003	2002
Interest and dividend income
Loans	$9,150,300	$7,806,000	$7,754,700
Investments
Taxable interest	1,247,600	1,402,400	1,329,600
Tax-exempt interest	140,800	104,100	125,700
Dividends	158,800	189,000	196,100

Total interest and dividend income	10,697,500	9,501,500	9,406,100

Interest expense
Deposits	3,025,900	3,168,800	3,660,800
FHLB/other advances	249,300	106,200	55,500

Total interest expense	3,275,200	3,275,000	3,716,300

Net interest income	7,422,300	6,226,500	5,689,800

Provision for loan losses	418,800	380,400	335,300

Net interest income after provision for loan losses	7,003,500	5,846,100	5,354,500

Noninterest income
Deposit account fees	1,279,500	1,115,100	1,044,700
Loan fees	93,400	104,000	123,200
Commissions on investment brokerage sales	119,400	140,100	54,400
Gains on sales of securities	148,100	269,400	21,700
Other	279,400	260,600	130,500

Total noninterest income	1,919,800	1,889,200	1,374,500

Noninterest expense
Compensation and employee benefits	2,459,300	2,213,800	1,891,400
Occupancy and equipment	1,403,200	1,201,800	1,122,400
Data processing	680,800	467,700	446,800
Advertising and promotion	162,300	94,500	109,500
Federal insurance premium	25,400	24,600	23,100
Other	828,800	777,800	562,200

Total noninterest expense	5,559,800	4,780,200	4,155,400

Income before income taxes	3,363,500	2,955,100	2,573,600

Income taxes	1,010,700	893,000	801,800

Net income	$2,352,800	$2,062,100	$1,771,800

Earnings Per Common Share:
Basic	$1.14	$1.01	$0.87

Diluted	$1.12	$1.00	$0.86

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statement of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	1,697,667	560,200	2,677,200	12,859,600	163,800	16,260,800
Common stock cash dividends declared	—	—	—	(237,200)	—	(237,200)
Exercise of stock options	3,150	1,000	24,000	—	—	25,000
Repurchase of common stock	(5,000)	(1,600)	(46,700)	—	—	(48,300)
Comprehensive income	—	—	—	1,771,800	445,400	2,217,200

Balance, December 31, 2002	1,695,817	559,600	2,654,500	14,394,200	609,200	$18,217,500
Common stock cash dividend declared	—	—	—	(340,400)	—	(340,400)
Twenty Percent Common stock dividend declared	341,657	112,800	5,407,800	(5,520,600)	—	—
Exercise of stock options, net of 9,750 existing shares exchanged in lieu of exercise payment	24,250	8,000	102,300	—	—	110,300
Comprehensive income	—	—	—	2,062,100	151,700	2,213,800

Balance, December 31, 2003	2,061,724	$680,400	$8,164,600	$10,595,300	$760,900	$20,201,200
Common stock cash dividend declared	—	—	—	(453,700)	—	(453,700)
Exercise of stock options	1,560	500	13,500	—	—	14,000
Tax benefit associated with the exercise of stock options	—	—	20,900	—	—	20,900
Comprehensive income (loss)	—	—	—	2,352,800	(176,200)	2,176,600

Balance, December 31, 2004	2,063,284	$680,900	$8,199,000	$12,494,400	$584,700	$21,959,000

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$2,352,800	$2,062,100	$1,771,800
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	418,800	380,400	335,300
Depreciation and amortization	576,400	411,300	347,100
Amortization of premium and accretion of discount on securities, net	70,800	94,500	62,800
Gain on sale of investment securities	(148,100)	(269,400)	(4,900)
Loss on disposal of fixed assets	700	600	9,500
Gain on sale of repossessed assets	—	—	(11,700)
(Gain) loss on noncash donation	(4,000)	—	9,400
Increase in cash surrender value of life insurance	(135,500)	(145,000)	—
Tax benefit of stock options	20,900	—	—
Changes in:
Deferred loan fees	32,800	(12,400)	(65,100)
Other assets	(157,500)	15,300	(314,700)
Other liabilities	450,600	(61,400)	141,500

Net cash flows from operating activities	3,478,700	2,476,000	2,281,000

Cash flows from investing activities
Purchase of available-for-sale securities	(4,482,900)	(4,502,800)	(22,657,800)
Proceeds from maturities, sales and calls of available-for-sale securities	6,481,500	6,873,600	7,198,300
Purchase of held-to-maturity securities	—	—	(6,982,400)
Proceeds from maturities, prepayments and calls of held-to-maturity securities	—	5,000,000	4,000,000
Purchase of other investments	(553,400)	(342,600)	(53,300)
Loan originations, net of repayments	(36,240,200)	(23,764,800)	(13,050,200)
Purchase of Bank-Owned Life Insurance	—	—	(3,000,000)
Purchase of premises and equipment	(3,552,600)	(1,885,100)	(1,047,600)
Acquisition of branch deposits, net	—	—	16,771,000
Proceeds from sale of real estate owned, net of costs	—	—	127,600

Net cash flows from investing activities	(38,347,600)	(18,621,700)	(18,694,400)

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities
Net increase in demand deposits	$21,478,200	$13,000,500	15,011,300
Net increase (decrease) in time deposits	12,368,200	(13,099,100)	1,258,300
Proceeds from FHLB advances	64,852,000	51,700,000	12,300,000
Repayments of FHLB advances	(59,768,600)	(36,966,700)	(10,966,700)
Repurchase of common stock	—	—	(48,300)
Proceeds from exercise of stock options	14,000	110,300	25,000
Payment of dividends on common stock	(453,700)	(340,400)	(237,200)

Net cash flows from financing activities	38,490,100	14,404,600	17,342,400

Change in cash and cash equivalents	3,621,200	(1,741,100)	929,000
Cash and cash equivalents, beginning of period	5,793,800	7,534,900	6,605,900

Cash and cash equivalents, end of period	$9,415,000	$5,793,800	$7,534,900

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,167,200	$3,284,000	$3,678,600
Cash paid during the period for income taxes	$1,010,700	$1,040,000	$965,000

Supplemental schedule of noncash investing and financing activities
Transfers from loans to real estate acquired through foreclosure	$—	$—	$116,000
Declaration of 20% common stock dividend	$—	$5,520,600	$—

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company became a unitary holding company of the Bank on March 16, 1998. The business and management of the Company consists of the business and management of the Bank. The Bank became a Virginia chartered, Federal Reserve member, commercial bank on March 31, 1998. Previously, the Bank was a federally chartered savings bank. The Company and the Bank are headquartered on the Eastern Shore in Onley, Virginia.

The Company’s assets primarily consist of approximately $4.3 million in cash and investments and its investment in the Bank. Currently, the Company does not participate in any other activities outside of controlling the Bank. The Bank provides a full range of banking services to individual and corporate customers through its seven banking offices located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton, Virginia, and the Salisbury/Wicomico County area in Maryland. The Company’s common stock became publicly traded in August 1997, upon completing its subscription rights and initial public offerings, which included the sale of 431,250 shares of common stock.

Shore Investments, Inc. (“Shore Investments”), a subsidiary of the Bank, engages in financial activities supporting the Bank’s operations. These activities include, but are not limited to, the selling of investment and insurance products. The Bank’s subsidiary is invested in a title insurance agency and an investment company while the Company is invested in a trust company, all of which provide services to banking customers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Shore Investments. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned.

Advertising

The Company expenses advertising costs as they are incurred.

Investment Securities

Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investments in debt and equity securities classified as trading, if any, are stated at fair value. Unrealized holding gains and losses for trading securities are included in the statement of

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income. The Company had no such securities during the periods reported in the financial statements. All other investment securities with readily determinable fair values are classified as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported, net of tax effect, in other comprehensive income until realized.

Investments in Federal Home Loan Bank of Atlanta, Federal Reserve Bank, Community Bankers’ Bank and Maryland Financial Bank stock are stated at cost, as these securities are restricted and do not have readily determinable fair values.

Gains and losses on the sale of securities are determined using the specific identification method. Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost, if any, are included in earnings as realized losses.

Loans Receivable

Loans receivable consist of real estate loans secured by first deeds of trust on single-family residences, other residential property, commercial property and land located primarily in an area known as the Eastern Shore of Virginia and Maryland, as well as secured and unsecured consumer and commercial loans.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Bank places loans on nonaccrual status after being delinquent greater than 90 days, or earlier, if the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, a specific allowance is established through a charge to income for previously accrued but uncollected interest income. Thereafter, interest is recognized only as cash is received until six months after the loan is brought current.

The valuation allowance for estimated losses on loans consists of specific, general and unallocated components. The specific component relates to loans that are classifies as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on a number of factors including the Bank’s write-off history, the composition if its loan portfolio, nonperforming loan levels, the market, the historical allowance levels maintained by peer community banks engaged in commercial lending and other qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific and general losses in the portfolio. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses. Additions to the allowance are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate acquired in settlement of loans.

A loan is considered impaired when it is probable that the Bank will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A performing loan may be considered

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan’s current outstanding principal balance over the estimated fair value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan’s original effective interest rate. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

For impaired loans that are on nonaccrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a nonaccrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under home equity lines of credit, overdraft protection arrangements, commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that restrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value or the loan balance at date of foreclosure. Subsequently, property that is held for resale is carried at the lower of cost or fair value minus estimated selling costs. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

Management periodically performs valuations, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated selling costs.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

Buildings	25 to 40 years
Furniture and equipment	5 to 15 years
Computer equipment and software	3 to 5 years
Automobiles	3 to 5 years

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes payable represent the cumulative tax effect from temporary differences in the recognition of taxable or deductible amounts for income tax and financial reporting purposes.

Prior to July 1, 1996, in computing federal income taxes, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income before such deduction or an amount based on a percentage of eligible loans. The applicable percentage of taxable income used for the bad debt deduction was 8%. Effective July 1, 1996, the percentage of taxable income method and the percentage of eligible loans method for determining the bad debt deduction are no longer available. At December 31, 2004, the cumulative bad debt reserve, upon which no taxes have been paid on tax returns, was approximately $1.2 million. Of this amount, $783,000 represents that portion of the cumulative bad debt reserve for which financial statement income taxes have not been provided, in accordance with FASB Statement No. 109, Accounting for Income Taxes.

The Small Business Job Protection Act of 1996 (the “Act”) repealed the percentage of taxable income method of computing bad debt reserves, and required the recapture into taxable income of “excess reserves,” on a taxable basis over six years. Excess reserves are defined in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. For the Bank, the applicable tax years for measuring excess reserves were June 30, 1996 and June 30, 1988, respectively. As a result of the Act, the Bank recaptured into taxable income, for tax return purposes only, approximately $497,000 ratably over six years.

Earnings Per Common Share

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment Reporting

Public business enterprises are required to report information about operating segments in annual financial statements, and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available, and evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Transactions

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The Company did not hold derivatives during the periods reported on in the consolidated financial statements.

On March 13, 2002, the Financial Accounting Standards Board (“FASB”) determined that loan commitments related to the acquisition or origination of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarter beginning after April 20, 2002. Accordingly, the Company adopted such accounting on July 1, 2002. The Company did not hold any mortgage loans for sale during the periods reported on in the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents include currency, balances due from banks, interest-earning deposits with maturities of ninety days or less and federal funds sold.

The Company is required to maintain reserves with the Federal Reserve Bank. The aggregate daily average reserves required for the final reporting period was $25,000 for the years ended December 31, 2004 and 2003, which was satisfied by the Company.

Goodwill and Other Intangibles

The Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the initial scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. However, in October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This statement amends previous interpretative guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of FASB Statement No. 141, Business Combinations, and FASB No. 142 to branch acquisitions if such transactions meet the definition of a business combination.

Management has evaluated the deposit acquisition that occurred in 2002. The acquisition of the Susquehanna Bank deposits in the Salisbury, Maryland market do not qualify as a business combination and the intangible asset related to this deposit acquisition will continue to be amortized over the estimated useful life of the deposits acquired.

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of the net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Accordingly, the Company has incorporated such disclosures, but is still assessing the recognition provisions of the Standard.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$2,352,800	$2,062,100	$1,771,800
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60,200)	(57,800)	(40,300)

Pro forma net income	$2,292,600	$2,004,300	$1,731,500

Earnings per share:
Basic—as reported	$1.14	$1.01	$0.87

Basic—pro forma	$1.11	$0.98	$0.85

Diluted—as reported	$1.12	$1.00	$0.86

Diluted—pro forma	$1.09	$0.97	$0.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	1.50%	1.50%	1.50%
Expected life	5.9	5.9	5.9
Expected volatility	25.00%	22.56%	22.56%
Risk-free interest rate	3.50%	3.22%	3.22%

Accounting for Long-Lived Assets

Effective January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

or disposal of long-lived assets. The statement specifies criteria for classifying assets as held for sale. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”), requires that a liability be recognized, at inception, for the fair value of certain guarantees and for the ongoing obligation, if any, to perform over the term of the guarantee. The recognition provisions of FIN 45 are effective for certain guarantees modified or issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operation or financial condition.

Reclassifications

Certain reclassifications of the prior years’ information have been made to conform to the December 31, 2004 presentation.

Accounting Changes

In December 2003, the FASB issued a revision of FASB Interpretation 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FASB has since revised FIN 46. As revised, FIN 46 was effective beginning in the first quarter of 2004 for all VIEs (other than what are commonly referred to as special purpose entities, VIEs of small business issuers, and VIEs of nonpublic entities). As the Company does not currently utilize VIEs or so called special purpose entities, this pronouncement did not have a material impact on the Company’s results of operations or financial position.

The FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) during December 2004. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the instruments issued. Public entities (other than those filing as small business issuers) are required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The scope of SFAS 123R includes stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, originally issued in 1995, preferred the fair-value-based method of accounting for stock-based compensation, but permitted the continued application of the guidance in Opinion 25, provided that the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

During December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, originally issued in 1973. The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition in the foreseeable future.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES

A summary of the amortized cost and estimated fair values of investment securities is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004

Held-to-maturity
United States government and agency obligations	$—	$—	$—	$—

Available-for-sale
Debt securities:
United States government and agency obligations	22,208,400	150,200	(37,000)	22,321,600
Tax-exempt municipal bonds	3,848,900	42,900	—	3,891,800
Corporate bonds	3,021,000	156,200	—	3,177,200
Mortgage-backed securities	1,940,800	3,500	(6,800)	1,937,500
Adjustable Rate Mortgage Fund	1,589,900	—	(21,100)	1,568,800

Total debt securities	32,609,000	352,800	(64,900)	32,896,900

Marketable equity securities:
Federal Home Loan Mortgage Corporation common stock	232,400	77,100	—	309,500
Citigroup preferred stock	1,032,900	30,400	—	1,063,300
MBNA preferred stock	131,400	500	—	131,900
Consolidated Edison preferred stock	543,000	—	(3,000)	540,000
Commonwealth Bankshares trust preferred stock	75,000	96,200	—	171,200
Other equity securities	1,813,800	459,900	—	2,273,700

Total marketable equity securities	3,828,500	664,100	(3,000)	4,489,600

	36,437,500	1,016,900	(67,900)	37,386,500

Other investment securities:
Federal Home Loan Bank Stock	1,376,500	—	—	1,376,500
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	63,300	—	—	63,300
Maryland Financial Bank	20,000	—	—	20,000

	1,584,600	—	—	1,584,600

	$38,022,100	$1,016,900	$(67,900)	$38,971,100

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003

Held-to-maturity
United States government and agency obligations	$—	$—	$—	$—

Available-for-sale
Debt securities:
United States government and agency obligations	22,307,500	380,900	—	22,688,400
Tax-exempt municipal bonds	3,943,500	86,600	—	4,030,100
Corporate bonds	4,034,800	277,600	—	4,312,400
Mortgage-backed securities	2,583,300	—	(6,200)	2,577,100
Adjustable Rate Mortgage Fund	1,553,700	—	(10,000)	1,543,700
Adjustable Rate Commercial Loan Fund	435,500	—	(43,900)	391,600

Total debt securities	34,858,300	745,100	(60,100)	35,543,300

Marketable equity securities:
Federal Home Loan Mortgage Corporation common stock	232,400	12,500	—	244,900
Citigroup preferred stock	1,032,900	64,800	—	1,097,700
MBNA preferred stock	131,400	—	(300)	131,100
Consolidated Edison preferred stock	543,000	23,400	—	566,400
Commonwealth Bankshares trust preferred stock	150,000	187,800	—	337,800
Other equity securities	1,406,800	256,300	(4,500)	1,658,600

Total marketable equity securities	3,496,500	544,800	(4,800)	4,036,500

	38,354,800	1,289,900	(64,900)	39,579,800

Other investment securities:
Federal Home Loan Bank Stock	844,200	—	—	844,200
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	42,200	—	—	42,200
Maryland Financial Bank	20,000	—	—	20,000

	1,031,200	—	—	1,031,200

	$39,386,000	$1,289,900	$(64,900)	$40,611,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2004 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Held-to-maturity
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	—	—

	—	—

Available-for-sale
Due in one year or less	7,734,900	7,747,600
Due after one year through five years	16,620,900	16,848,700
Due after five years through ten years	5,258,400	5,323,400
Due after ten years	1,404,900	1,408,400
Adjustable Rate Mortgage Fund	1,589,900	1,568,800

	32,609,000	32,896,900

	$32,609,000	$32,896,900

At December 31, 2004 and 2003, investment securities with a carrying value of approximately $1.6 million and $1.0 million, respectively, were pledged as collateral for public deposits.

For the years ended December 31, 2004, 2003 and 2002, proceeds from the sales of securities available for sale amounted to $1.0 million, $1.7 million and $4.1 million, respectively. Gross realized gains amounted to $182,000, $288,000 and $188,000, respectively, while gross realized losses were $34,000, $19,000 and $166,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $50,000, $91,000 and $7,000, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Concluded)

The following table summarizes the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and agency obligations	$12,049,600	$(37,000)	$—	$—	$12,049,600	$(37,000)
Tax-exempt municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Mortgage-backed securities	—	—	529,100	(6,800)	529,100	(6,800)
Adjustable Rate Mortgage Fund	—	—	1,568,800	(21,100)	1,568,800	(21,100)

Subtotal, debt securities	12,049,600	(37,000)	2,097,900	(27,900)	14,147,500	(64,900)

Federal Home Loan Mortgage Corporation common stock	—	—	—	—	—	—
Preferred stock	540,000	(3,000)	—	—	540,000	(3,000)
Trust preferred stock	—	—	—	—	—	—
Other equity securities	—	—	—	—	—	—
Other investment securities, all equity	—	—	—	—	—	—

Subtotal, equity securities	540,000	(3,000)	—	—	540,000	(3,000)

Total temporarily impaired securities	$12,589,600	$(40,000)	$2,097,900	$(27,900)	$14,687,500	$(67,900)

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LOANS RECEIVABLE

Loans receivable are summarized below:

	December 31,
	2004	2003
Real estate loans:
Conventional mortgage:
Secured by one-to-four family residences	$64,488,500	$59,943,100
Commercial mortgages	59,414,400	39,620,700
Land	22,048,300	12,395,200
Short-term construction	9,882,100	7,117,900
Home equity lines of credit	15,580,800	14,951,400
Consumer loans	2,378,200	2,508,400
Commercial loans:
Secured	5,999,500	5,286,200
Unsecured	2,674,300	3,281,800

Total loans	182,466,100	145,104,700

Less:
Loans in process	4,224,400	3,112,500
Deferred loan fees (costs), net	(158,000)	(216,900)
Allowance for loan losses	2,404,500	2,002,500

	$175,995,200	$140,206,600

The allowance for loan losses is summarized below:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$2,002,500	$1,603,200	$1,325,900
Provision charged to expense	418,800	380,400	335,300
(Charge-offs) recoveries, net	(16,800)	18,900	(58,000)

Balance at end of the period	$2,404,500	$2,002,500	$1,603,200

There were no impaired loans at December 31, 2004. Impaired loans were $126,000 and $368,000 at December 31, 2003 and 2002, respectively. The impaired loans at December 31, 2003 and 2002 were with one borrower. The balance was partially paid and brought current during 2003. However, the borrower was unable to meet the remaining obligation and, consequently, filed for bankruptcy protection. The Bank entered into an agreement with the bankruptcy trustee to sell the collateral during the first quarter of 2004. Proceeds from these sales were sufficient to satisfy all principal and interest amounts due. Accordingly, no specific allowances were provided with respect to impaired loans at December 31, 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was $30,000, $187,000 and $31,000, respectively, and interest income recognized on impaired loans, all on the cash basis, was $11,000, $18,000 and $0, respectively. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2004, nonaccrual loans were $950,000 and no loans existed that are past due 90 days or more and still accruing interest.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003
Land	$714,500	$714,500
Buildings	7,034,000	3,395,700
Furniture and fixtures	2,178,400	1,687,400
Computer equipment & software	698,200	731,700
Automobiles	89,100	94,400
Construction in process	37,500	962,800

	10,751,700	7,586,500
Less—accumulated depreciation	(2,726,800)	(2,599,600)

	$8,024,900	$4,986,900

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $511,300, $369,800 and $344,400, respectively.

NOTE 6—DEPOSITS

Deposits accounts are summarized below:

	December 31,
	2004	2003
Demand deposits:
Noninterest-bearing	$24,495,000	$19,033,700

Interest-bearing:
Savings accounts	22,641,600	21,647,200
Checking accounts	28,264,700	25,287,300
Money market deposit accounts	28,355,500	16,429,700

Total interest-bearing	79,261,800	63,364,200

Total demand deposits	103,756,800	82,397,900

Time deposits	88,980,300	76,492,800

	$192,737,100	$158,890,700

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $19.5 million and $14.5 million at December 31, 2004 and 2003, respectively.

Time deposits outstanding at December 31, 2004 mature as follows:

Within one year	$49,930,000
One to two years	8,692,000
Two to three years	12,003,000
Three to four years	12,752,000
Four to five years	4,548,000
Thereafter	1,055,300

$88,980,300

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank’s financial instruments as of December 31, 2004 and 2003 are as follows:

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2004

Financial assets
Cash and cash equivalents	$9,415	$9,415
Securities	$38,971	$38,971
Loans, net of allowance for loan losses	$175,995	$178,835
Accrued interest receivable	$921	$921
Financial liabilities
Deposits	$192,737	$192,753
Advances from Federal Home Loan Bank	$21,967	$21,981
Accrued interest payable	$164	$164
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

December 31, 2003

Financial assets
Cash and cash equivalents	$5,794	$5,794
Securities	$40,611	$40,611
Loans, net of allowance for loan losses	$140,207	$141,248
Accrued interest receivable	$827	$827
Financial liabilities
Deposits	$158,891	$159,960
Advances from Federal Home Loan Bank	$16,883	$16,889
Accrued interest payable	$56	$56
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For restricted securities without readily determinable values, the carrying amount is considered a reasonable estimate of fair value.

Loan receivables

The fair value of loans is estimated by discounting future cash flows, using market rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans, such as the borrower’s creditworthiness and compensating balances, and dissimilar types of real estate held as collateral.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

Deposit liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated by discounting remaining maturities amounts using market rates for similar replacement funding sources.

Accrued interest receivable and payable

The carrying amounts of accrued interest receivable and payable approximate their fair values.

Advances from Federal Home Loan Bank

The carrying value of advances from the Federal Home Loan Bank due within ninety days from the balance sheet date approximates fair value. For those borrowings that mature beyond ninety days, the fair value of the borrowing is estimated by discounting future cash flows, using the current rates at which similar borrowings would be obtained from the Federal Home Loan Bank with similar remaining maturities.

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the borrowers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Because of the competitive nature of the marketplace, loan fees vary greatly with no fees charged in many cases. Therefore, management has concluded no value should be assigned.

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings (“advances”) from the Federal Home Loan Bank (“FHLB”) are scheduled to mature as follows:

	December 31,
	2004	2003
Within one year	$21,350,000	$16,200,000
One to two years	—	—
More than two years	616,700	683,300

	$21,966,700	$16,883,300

Information regarding FHLB advances is summarized below:

	Years Ended December 31,
	2004	2003
Monthly average balance of borrowings outstanding	$12,626,600	$5,961,400
Maximum month-end balance of borrowings outstanding	$21,966,700	$16,883,300

The weighted average interest rate on advances was 1.97%, 1.78% and 3.81% for the years ended December 31, 2004, 2003 and 2002, respectively. These advances are collateralized by the Bank’s investment in FHLB stock, qualifying real estate loans with a principal balance of approximately $81.6 million, and government agency securities with a fair market value of approximately $18.6 million held under a specific collateral agreement. The Bank has an available line of credit with the FHLB for up to 13% of Bank assets, or approximately $30.6 million at December 31, 2004. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2004 the Bank had sufficient collateral pledged to borrow a total of approximately $83.0 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense consists of the following:

	Years Ended December 31,
	2004	2003	2002
Other noninterest income
Credit life commissions	$9,700	$5,100	$11,400
Income from real estate held for investment	41,400	26,200	15,200
Safe deposit box rental	21,600	19,900	19,200
Increase in BOLI cash surrender value	135,500	145,000	—
Gain on sale of fixed assets	2,100	—	8,100
Gain on sale of real estate owned	—	—	12,800
Miscellaneous fees and commissions	69,100	64,400	63,800

	$279,400	$260,600	$130,500

Other noninterest expense
Education and seminars	$30,100	$31,900	$29,700
Personnel costs	55,800	58,900	54,400
Travel	23,400	20,000	16,600
Courier cost	27,900	27,600	21,700
Legal and professional fees	216,500	195,400	138,600
Supervisory fees	40,800	38,400	36,000
Loan costs	51,500	56,400	46,500
ATM/VISA check card fees	79,400	82,500	61,100
Internet banking fees	105,600	70,000	16,500
Insurance	36,500	33,300	34,400
Bank service charges	69,100	60,900	53,500
Deposit account write-offs	79,000	66,600	39,200
REO property expense	2,400	700	7,900
Loss on sale of fixed assets	700	600	—
Miscellaneous	10,100	34,600	6,100

	$828,800	$777,800	$562,200

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The provision for income taxes (benefit) is summarized below:

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$960,900	$971,100	$866,200
State	11,700	12,000	9,000

	972,600	983,100	875,200

Deferred
Federal	38,100	(90,100)	(73,400)
State	—	—	—

	38,100	(90,100)	(73,400)

Total
Federal	999,000	881,000	792,800
State	11,700	12,000	9,000

	$1,010,700	$893,000	$801,800

	December 31,
	2004	2003
Deferred tax asset
Bad debts and other provisions	$818,000	$681,000

Total deferred tax asset	818,000	681,000

Deferred tax liability
FHLB stock	70,000	70,000
Depreciation	460,000	287,000
Unrealized gain on securities available for sale	322,000	417,000
Other	13,600	11,500

Total deferred tax liability	865,600	785,500

Net deferred tax liability	$(47,600)	$(104,500)

The differences between expected federal and state income tax expense at statutory rates to actual income tax expense are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Federal income tax expense—at statutory rate	$1,144,000	$1,005,000	$875,000
Tax effect of:
Tax exempt interest income	(57,000)	(43,000)	(47,000)
BOLI cash surrender value increase	(46,000)	(49,000)	—
Dividends received deduction	(38,000)	(27,000)	(32,400)
Other, net	7,700	7,000	6,200

	$1,010,700	$893,000	$801,800

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Consolidated	$23,144	14.14%	$13,091	8.00%	$	N/A	N/A
Shore Bank	19,257	12.02%	12,815	8.00%		16,018	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$20,848	12.74%	$6,546	4.00%	$	N/A	N/A
Shore Bank	17,220	10.75%	6,407	4.00%		9,611	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$20,848	9.62%	$8,672	4.00%	$	N/A	N/A
Shore Bank	17,220	8.04%	8,571	4.00%		10,713	5.00%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets):
Consolidated	$20,654	15.74%	$10,497	8.00%	$	N/A	N/A
Shore Bank	16,487	12.95%	10,187	8.00%		12,734	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$18,852	14.37%	$5,249	4.00%	$	N/A	N/A
Shore Bank	14,884	11.69%	5,093	4.00%		7,640	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$18,852	9.76%	$7,723	4.00%	$	N/A	N/A
Shore Bank	14,884	7.89%	7,542	4.00%		9,428	5.00%

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—STOCKHOLDERS’ EQUITY (Concluded)

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings (as defined) for the Bank for the current and past two years, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

At December 31, 2004, the Bank’s retained earnings available for the payment of dividends was $4.2 million. Accordingly, $13.8 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2004. Funds available for loans or advances by the Bank to the Company amounted to $400,000.

During the year ended December 31, 2004, the Company paid quarterly cash dividends of $0.05 per share for the first and second quarters and $0.06 per share for the third and fourth quarters. During the year ended December 31, 2003, the Company paid quarterly cash dividends of $0.04 per share for the first three quarters and $0.048 per share in the fourth quarter. During December 2003, the Company declared a 20% stock dividend paid on December 31, 2003 to shareholders of record on December 20, 2003. During the first and second quarters of 2002, the Company paid quarterly dividends of $0.025 per share, while during third and fourth quarters of 2002, the Company paid quarterly dividends of $0.033 per share. All 2003 and 2002 dividends per share have been adjusted to reflect the December 2003 20% stock dividend. On January 12, 2005, the Company declared a $0.06 per share quarterly cash dividend paid on February 1, 2005 to shareholders of record on January 24, 2005.

During June 2001, the Company approved the repurchase of 85,000 additional shares of common stock on the open market. Under this plan, the Company has repurchased 54,700 shares of common stock at an average price of $9.03 per share, of which 5,000 shares were repurchased during 2002 at $9.61 per share.

During October 2001, the Company’s Board of Directors approved a Dividend Reinvestment Plan (“DRIP Plan”) whereby shareholders may elect to have cash dividends paid by the Company reinvested in its common stock, subject to certain limitations. Shareholders may also make optional cash payments to purchase additional shares of the Company’s common stock. The DRIP Plan document details the plan and was sent to each shareholder during November 2001.

NOTE 12—EMPLOYEE BENEFIT PLANS

401k Profit Sharing Plan

The Company’s 401k Profit Sharing Plan Trust (the “Plan”) provides for retirement, death and disability benefits. An employee becomes eligible for participation in the Plan on the first day of the month following their ninety day anniversary date with the Company. However, an employee must be employed on the last day of the year to be eligible for profit sharing under the Plan.

Employees may elect to defer 2%-15% of their compensation, with the Company making matching contributions equal to 100% of the first 3% of compensation deferred, and 50% of the next 3%. Matching contributions made by the Company under the Plan totaled approximately $66,300, $66,600 and $54,200 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company may also elect to make discretionary contributions to the Plan. Accordingly, $96,000, $78,000 and $70,000 of such contributions were made during the years ended December 31, 2004, 2003 and 2002, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans

The Company currently has one stock option plan for employees in effect—the 2001 Stock Incentive Plan (the “2001 Plan”). The 1992 Stock Option Plan expired. But certain options deemed earned are still exercisable. The Company’s 2001 Plan is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and the Bank and reward employees for outstanding performance and the attainment of targeted goals. The 2001 Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as nonqualified stock options.

The 2001 Plan, approved by the Company’s shareholders on April 17, 2001, provides up to 324,000 shares of common stock (as adjusted for the December 2003 20% stock dividend) for granting restricted stock awards and stock options in the form of incentive stock options and nonstatutory stock options to employees of the Company. The 2001 Plan also provides for the granting of restricted stock awards. The 2001 Plan expires on April 16, 2011.

The 2001 Plan is administered by a committee formed by the Company’s Board of Directors, each member of which is a “nonemployee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The 2001 Plan is in effect for a period of ten years from the date of adoption by the Board of Directors.

Under the 2001 Plan, the committee determines which employees will be granted options, whether such options will be incentive or nonqualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. In general, the per share exercise price of an incentive stock option shall be at least equal to the fair market value of a share of common stock on the date the option is granted. The per share exercise price of a nonqualified stock option shall be not less than 50% of the fair market value of a share of common stock on the date the option is granted.

Stock options shall become vested and exercisable in the manner specified by the committee. In general, each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable for periods of up to 10 years after its date of grant. Stock options are nontransferable except by will or the laws of descent and distribution.

The committee also determines which employees will be awarded restricted stock and the number of shares to be awarded. The value of the restricted stock is to be at least equal to the fair market value of the common stock on the date the stock is granted. No shares of restricted stock have been awarded.

During the years ended December 31, 2004, 2003 and 2002, the Company granted 15,172, 15,367 and 15,600 incentive stock options under the 2001 Plan at an average exercise price of $16.20, $10.68 and $8.02, respectively, and granted 8,350, 7,260 and 6,780 nonqualified stock options under the 2001 plan at an average exercise price of $16.20, $10.68 and $8.02, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS (Concluded)

Profit Sharing Plan

The following table represents options outstanding under the Stock Option Plan:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	72,007	$7.84	88,260	$7.27	72,300	$6.99
Granted	23,522	16.20	22,627	10.68	22,380	8.02
Exercised	1,560	8.99	37,200	7.36	3,780	6.59
Forfeited	1,070	13.33	1,680	11.33	2,640	6.02

Outstanding—end of year	92,899	$10.12	72,007	$7.84	88,260	$7.27

Exercisable—end of year	92,899	$10.12	72,007	$7.84	88,260	$7.27

Weighted average fair value of options granted		$3.91		$1.78		$1.80

During 2003, 9,750 shares of outstanding common stock were exchanged in lieu of payment towards the exercise price of 22,039 of the total shares exercised during the year. During 2004 and 2002, no outstanding shares were exchanged towards the exercise of stock options.

Other information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.02 – $16.20	92,899	5.98	$10.12	92,899	$10.12

Outstanding at end of year	92,899			92,899

NOTE 13—RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to directors, officers and other related parties. Loans to employees are made on substantially the same terms as those prevailing at the time for comparable transactions with other borrowers, except that the interest rate is reduced by a stated amount for primary residence loans, as long as such person remains employed by the Bank. A summary of related party loan activity for the periods indicated is as follows:

Balance, December 31, 2003	$2,051,000
Originations/Disbursements	2,555,000
Repayments	(1,238,000)

Balance, December 31, 2004	$3,368,000

The Bank has a lease agreement with the Bank’s former Chairman of the Board of Directors to lease a lot at Four Corners Plaza, Onley, Virginia, for $2,000 per month expiring in 2009 with two five-year renewals. Each renewal will be at the option of the Bank and the leases will be based on the previous lease rate, after being adjusted for changes in the consumer price index.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—RELATED PARTY TRANSACTIONS (Concluded)

Through January 2003, the Bank had a lease agreement with a Maryland general partnership, of which a related party is a general partner, providing for the use of commercial office space to facilitate the Bank’s downtown Salisbury, Maryland branch location. The lease term began in September 1997 and was renewed during August 2002. The agreement originally provided for three five-year renewal periods at the Bank’s option and monthly lease amounts during the lease term were $2,250. However, pursuant to the Bank’s purchase option within the lease agreement, it purchased the building from the general partnership during early 2003 for $680,000. Accordingly, lease payments related to this lease ceased during early 2003.

NOTE 14—COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS

Minimum future lease payments for these operating leases are as follows:

Years Ending December 31,
2005	$24,100
2006	$24,100
2007	$24,100
2008	$24,100
2009	$24,100

$120,500

Rental expense under operating leases was $47,600, $56,100 and $78,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include single-family residences, other residential property, commercial property and land. At December 31, 2004 and 2003, the Bank had outstanding commitments to originate loans, including outstanding construction loan commitments, with variable interest rates of approximately $9.0 million and $14.4 million, respectively. In addition, unused lines of credit, primarily at variable rates, amounted to approximately $37.0 million and $24.2 million at December 31, 2004 and 2003, respectively. Standby letters of credit at December 31, 2004 and 2003 were $812,000 and $617,000, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

In the normal course of business, the Bank has entered into employment agreements with some of its key executives. The Company may terminate the employment agreements with proper notice as specified in the agreements. Termination without cause (as defined in the agreement) entitles the executive to base salary and benefits for a specified period of time from the date of termination, depending on the agreement.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS (Concluded)

The Bank has an agreement with a service company whereby the latter furnishes data processing services to the Bank. The contract was last renewed during January 2002 for an additional 60 months that is similar to the previous agreement and to those entered into by other entities in the financial institution industry. The costs represent normal operating costs to the Bank.

Shore Investments Inc. had an agreement with a registered broker-dealer to sell investment products. However, this agreement was terminated during 2003 and a new agreement was entered into with another registered broker-dealer. The terms of the new agreement are similar to those under the prior agreement. The agreement has no expiration date, but can be terminated by either party with ninety days notice.

Various legal claims also arise from time to time in the normal course of business that, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 15—EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2004	2003	2002
Net income (numerator, basic and diluted)	$2,352,800	$2,062,100	$1,771,800
Weighted average shares outstanding (denominator)	2,062,400	2,036,300	2,034,100

Earnings per common share—basic	$1.14	$1.01	$0.87

Effect of dilutive securities:

Weighted average shares outstanding	2,062,400	2,036,300	2,034,100
Effect of stock options	33,800	31,900	17,600

Diluted average shares outstanding (denominator)	2,096,200	2,068,200	2,051,700

Earnings per common share—assuming dilution	$1.12	$1.00	$0.86

NOTE 16—BRANCH DEPOSIT ACQUISITION

On December 13, 2002, the Bank acquired certain assets and assumed certain liabilities of the Salisbury, Maryland branch of Susquehanna Bank, a wholly-owned subsidiary of Susquehanna Bankshares Inc. The approximate fair value of the net assets acquired and deposit liabilities assumed amounted to $50,000 and $17.5 million, respectively. The Bank realized proceeds of approximately $16.8 million from the transaction, net of a deposit premium intangible of $620,000. The Bank is amortizing this intangible over ten years. During the years ended December 31, 2004, 2003 and 2002, the Bank realized amortization expense of $62,000, $62,000 and $0, respectively, on this asset.

NOTE 17—PARENT COMPANY

Since its inception, the Company’s business activities have been limited to investment activities related to the Bank and its excess cash. Dividends and management fees from the Bank and investment income represent the only sources of funds for the Company. Certain restrictions exist that limit the amount of dividends the Bank may declare without obtaining regulatory approval. At December 31, 2004, the Bank had approximately $4.2 million available to declare in dividends under existing regulatory guidelines.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—PARENT COMPANY (Continued)

The Company’s primary costs consist of its employees’ compensation expense, board of director’s expenses, public reporting requirements and annual fees associated with being a public company. During the years ended December 31, 2004, 2003 and 2002, the Bank paid the Company management fees of $410,000, $430,000 and $0, respectively, for its proportion of operating costs.

The Company’s condensed balance sheets as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for years ended December 31, 2004, 2003 and 2002 are provided below:

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash and due from banks	$372,000	$304,000
Securities available-for-sale	3,960,000	3,975,000
Investment in Shore Bank	17,991,000	15,989,000
Other assets	131,000	404,000

Total assets	$22,454,000	$20,672,000

Liabilities and Stockholders’ Equity
Liabilities	$495,000	$471,000
Stockholders’ equity	21,959,000	20,201,000

Total liabilities and stockholders’ equity	$22,454,000	$20,672,000

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
Income
Dividends from Shore Bank	$—	$—	$500,000
Management Fees	410,000	430,000	—
Investment income	162,000	151,000	178,000
Gain on sales of securities	149,000	262,000	—

Total income	721,000	843,000	678,000

Expenses
Compensation and benefits	418,000	400,000	—
Directors’ fees	77,000	59,000	55,000
Accounting and professional fees	75,000	102,000	81,000
Other	72,000	73,000	64,000

Total expenses	642,000	634,000	200,000

Income before income taxes and equity in undistributed net income of subsidiary	79,000	209,000	478,000
Income tax expense	—	26,000	10,000

Income before equity in undistributed net income of subsidiary	79,000	183,000	468,000
Equity in undistributed net income of subsidiary (1)	2,274,000	1,879,000	1,304,000

Net income	$2,353,000	$2,062,000	$1,772,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$2,353,000	$2,062,000	$1,772,000
Equity in undistributed net income of subsidiary	(2,274,000)	(1,879,000)	(1,304,000)
Other non-cash transactions	10,000	—	8,000
Gain on sale of securities	(149,000)	(262,000)	—
Tax benefit from stock options	20,900	—	—
Change in other assets	7,000	(101,000)	(1,000)
Change in other liabilities	(12,900)	138,000	68,000

Cash flows from operating activities	(45,000)	(42,000)	543,000

Investing Activities
Proceeds from sale of available-for-sale securities	885,000	1,024,000	—
Purchase of available-for-sale securities	(598,000)	(923,000)	(107,000)
Purchase of premises and equipment	—	—	(307,000)
Sale of premises and equipment	266,000	—	—
Other investing activities	—	53,000	—

Cash flows from investing activities	553,000	154,000	(414,000)

Financing Activities
Proceeds from exercise of common stock options	14,000	110,000	25,000
Repurchase of common stock	—	—	(48,000)
Payment of dividends on common stock	(454,000)	(340,000)	(237,000)

Cash flows from financing activities	(440,000)	(230,000)	(260,000)

Change in cash and cash equivalents	68,000	(118,000)	(131,000)

Cash and cash equivalents, beginning of period	304,000	422,000	553,000

Cash and cash equivalents, end of period	$372,000	$304,000	$422,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—QUARTERLY CONDENSED STATEMENTS OF INCOME—UNAUDITED

Quarterly Condensed Statements of Income—Unaudited

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$2,487,600	$2,543,100	$2,767,100	$2,899,700
Net interest income after provision for loan losses	1,632,600	1,642,700	1,819,300	1,908,900
Noninterest income	519,100	459,200	436,400	505,100
Noninterest expense	1,278,000	1,292,900	1,393,000	1,595,900
Income before income taxes	873,700	809,000	862,700	818,100
Net income	600,800	556,100	593,200	602,700
Earnings per common share—diluted	0.29	0.26	0.28	0.29
Dividends per common share	0.05	0.05	0.06	0.06

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$2,350,100	$2,371,600	$2,391,600	$2,388,200
Net interest income after provision for loan losses	1,352,500	1,438,100	1,490,500	1,565,000
Noninterest income	396,700	506,200	590,600	395,700
Noninterest expense	1,126,700	1,155,500	1,206,300	1,291,700
Income before income taxes	622,500	788,800	874,800	669,000
Net income	421,300	534,300	592,900	513,600
Earnings per common share—diluted	0.20	0.26	0.29	0.25
Dividends per common share	0.04	0.04	0.04	0.05

NOTE 19—SEGMENT INFORMATION

Management determines the Company’s operating segments and evaluates their performance by the markets in which the Bank operates. Currently, the Bank operates in two different geographical markets: Virginia and Maryland. Generally, each market possesses a different customer base and occasionally requires that management approach product pricing and promotion in different manners. However, products offered in each market are similar. Additionally, the Maryland market represents a newer market to the Bank than does the Virginia market.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net interest income from operations and asset growth within the segments.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SEGMENT INFORMATION (Concluded)

Since the Company derives a significant portion of its revenues from interest income and interest expense is the most significant expense, the segments are reported below using net interest income for the periods indicated. The “Other” column primarily represents the Company’s investment activities resulting from excess cash available within the individual segments. The “Elimination” column represents intersegment activities and reconciles the segments to the Company’s consolidated financial statements.

	Virginia	Maryland	Other	Elimination of Intersegment Transactions	Total
	(In thousands)
Net Interest Income:
Year ended December 31, 2004	$5,254	$1,323	$1,297	$(452)	$7,422
Year ended December 31, 2003	$4,589	$852	$1,591	$(805)	$6,227
Year ended December 31, 2002	$4,136	$737	$1,596	$(779)	$5,690

Assets:
December 31, 2004	$178,140	$47,566	$53,756	$(41,773)	$237,689
December 31, 2003	$150,561	$38,131	$50,924	$(43,066)	$196,550

NOTE 20—COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the years indicated:

	Years Ended December 31,
	2004	2003	2002
Net income	$2,352,800	$2,062,100	$1,771,800
Other comprehensive income (loss)	(176,200)	151,700	445,400

Total comprehensive income	$2,176,600	$2,213,800	$2,217,200

The components of other comprehensive income are as follows for the years indicated:

	Years Ended December 31,
	2004	2003	2002
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(127,900)	$550,400	$702,900
Less: reclassification adjustment for (gain) loss included in income	(148,100)	(269,400)	(21,700)

Total other comprehensive income (loss) before tax effect	(276,000)	281,000	681,200

Tax (effect) benefit	99,800	(129,300)	(235,800)

Net unrealized gain (loss)	$(176,200)	$151,700	$445,400

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders

Shore Financial Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Shore Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shore Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia

January 19, 2005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.	CONTROLS AND PROCEDURES

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Name	Age	Position
Steven M. Belote	39	Vice President, Chief Financial Officer and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part III, Items 10. through 14., are incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 19, 2005, which was filed with the Securities and Exchange Commission pursuant to Rule 14a-6 on March 21, 2005.

PART IV

Item 15.	EXHIBITS AND FORM 8-K

(a)	The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

11.0	Earnings Per Share Computation.**

13.0	2004 Annual Report to Shareholders (filed herewith).

21.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Description of Business” or the required information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

**	Information required herein is incorporated by reference from Note 15 on page 58 of the financial statements attached hereto to this Form 10-K.

***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.

(b)	Reports on Form 8-K.

1.	Form 8-K was filed during October 2004 relative to the Company’s third quarter earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE FINANCIAL CORPORATION

By:	/s/ SCOTT C. HARVARD
Scott C. Harvard
President and Chief Executive Officer

Dated: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HENRY P. CUSTIS, JR. Henry P. Custis, Jr.	Chairman of the Board and Director	March 18, 2005

/s/ SCOTT C. HARVARD Scott C. Harvard	President (Principal Executive Officer) and Director	March 18, 2005

/s/ STEVEN M. BELOTE Steven M. Belote	Vice President (Principal Financial and Accounting Officer)	March 18, 2005

/s/ TERRELL E. BOOTHE Terrell E. Boothe	Director	March 18, 2005

/s/ D. PAGE ELMORE D. Page Elmore	Director	March 18, 2005

/s/ RICHARD F. HALL, III Richard F. Hall, III	Director	March 18, 2005

/s/ LLOYD J. KELLAM, III Lloyd J. Kellam, III	Director	March 18, 2005

/s/ L. DIXON LEATHERBURY L. Dixon Leatherbury	Director	March 18, 2005