Form 10-Q
period 2005-03-31
SHORE FINANCIAL CORP
filed 2005-05-16
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23847

SHORE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1873994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25253 Lankford Highway Onley, Virginia	23418
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (757) 787-1335

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Number of shares of Common Stock outstanding as of May 13, 2005: 2,070,697

SHORE FINANCIAL CORPORATION AND SUBSIDIARIES

Index - Form 10-Q

PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash (including interest - earning deposits of approximately $1,944,100 and $3,149,300, respectively)	$7,325,600	$9,415,000
Investment securities:
Held-to-maturity (fair value of $0 and $0, respectively)	—	—
Available-for-sale (amortized cost of $37,320,600 and $36,437,500, respectively)	37,544,600	37,386,500
Other investments, at cost	1,854,000	1,584,600
Loans receivable, net	180,280,600	175,995,200
Premises and equipment, net	7,845,600	8,024,900
Other assets	5,396,900	5,282,300

	$240,247,300	$237,688,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Interest-bearing	$166,340,800	$168,242,100
Noninterest-bearing	26,102,400	24,495,000

Total deposits	192,443,200	192,737,100

Advances from Federal Home Loan Bank	25,100,000	21,966,700
Other liabilities	663,700	1,025,700

Total liabilities	218,206,900	215,729,500

Stockholders’ equity
Preferred stock, par value $1 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.33 per share, 5,000,000 shares authorized; 2,070,697 and 2,063,284 shares issued and outstanding, respectively	683,300	680,900
Additional capital	8,232,400	8,199,000
Retained earnings	13,001,600	12,494,400
Accumulated other comprehensive income	123,100	584,700

Total stockholders’ equity	22,040,400	21,959,000

	$240,247,300	$237,688,500

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income
Loans	$2,632,200	$2,107,400
Investments
Taxable interest	313,700	308,100
Tax-exempt interest	34,700	35,700
Dividends	42,300	36,400

Total interest and dividend income	3,022,900	2,487,600

Interest expense
Deposits	820,900	693,700
FHLB/other advances	128,900	56,600

Total interest expense	949,800	750,300

Net interest income	2,073,100	1,737,300

Provision for loan losses	78,200	104,700

Net interest income after provision for loan losses	1,994,900	1,632,600

Noninterest income
Deposit account fees	288,000	294,400
Loan fees	19,300	31,900
Mortgage banking fees	31,800	—
Commissions on investment brokerage sales	31,200	28,600
Gains on sales of securities	90,400	94,000
Other	61,500	70,200

Total noninterest income	522,200	519,100

Noninterest expense
Compensation and employee benefits	736,400	601,400
Occupancy and equipment	420,100	322,400
Data processing	186,200	153,600
Professional fees	56,600	46,100
Advertising and promotion	36,400	28,200
Other	164,800	126,300

Total noninterest expense	1,600,500	1,278,000

Income before income taxes	916,600	873,700

Income taxes	285,500	272,900

Net income	$631,100	$600,800

Earnings Per Common Share:
Basic	$0.31	$0.29

Diluted	$0.30	$0.29

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	2,061,724	$680,400	$8,164,600	$10,595,300	$760,900	$20,201,200

Common stock cash dividend declared	—	—	—	(103,000)	—	(103,000)

Exercise of stock options	600	200	4,400	—	—	4,600

Repurchase of common stock	—	—	—	—	—	—

Comprehensive income	—	—	—	600,800	240,600	841,400

Balance, March 31, 2004 (Unaudited)	2,062,324	$680,600	$8,169,000	$11,093,100	$1,001,500	$20,944,200

Balance, December 31, 2004	2,063,284	$680,900	$8,199,000	$12,494,400	$584,700	$21,959,000

Common stock cash dividend declared	—	—	—	(123,900)	—	(123,900)

Exercise of stock options	7,413	2,400	33,400	—	—	35,800

Tax benefit associated with the exercise of stock options	—	—	—	—	—	—

Comprehensive income (loss)	—	—	—	631,100	(461,600)	169,500

Balance, March 31, 2005 (Unaudited)	2,070,697	$683,300	$8,232,400	$13,001,600	$123,100	$22,040,400

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$631,100	$600,800
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	78,200	104,700
Depreciation and amortization	180,800	123,800
Amortization of premium and accretion of discount on securities, net	17,300	20,700
Gain on sale of investment securities	(90,400)	(94,000)
Increase in cash surrender value of life insurance	(33,000)	(33,600)
Changes in:
Deferred loan fees	38,700	17,100
Other assets	168,100	(86,100)
Other liabilities	(362,000)	354,600

Net cash flows from operating activities	628,800	1,008,000

Cash flows from investing activities
Purchase of available-for-sale securities	(1,055,200)	(127,500)
Proceeds from maturities, sales and calls of available-for-sale securities	245,200	1,313,600
Purchase of other investments	(1,455,900)	(129,200)
Proceeds from maturities, sales and calls of other investments	1,186,500	39,900
Loan originations, net of repayments	(4,402,300)	(7,479,400)
Purchase of premises and equipment	(80,700)	(799,000)
Basis reduction due to cost savings agreement on building construction	92,900	—

Net cash flows from investing activities	(5,469,500)	(7,181,600)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Cash flows from financing activities
Net increase in demand deposits	$1,296,100	$11,354,700
Net increase (decrease) in time deposits	(1,590,000)	5,794,500
Proceeds from FHLB advances	37,500,000	24,102,000
Repayments of FHLB advances	(34,366,700)	(33,918,600)
Proceeds from exercise of stock options	35,800	4,600
Payment of dividends on common stock	(123,900)	(103,000)

Net cash flows from financing activities	2,751,300	7,234,200

Change in cash and cash equivalents	(2,089,400)	1,060,600

Cash and cash equivalents, beginning of period	9,415,000	5,793,800

Cash and cash equivalents, end of period	$7,325,600	$6,854,400

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$841,800	$730,800

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Shore Financial Corporation and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the “Bank”) and the Bank’s wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income (numerator, basic and diluted)	$631,100	$600,800
Weighted average shares outstanding (denominator)	2,067,800	2,062,000

Earnings per common share - basic	$0.31	$0.29

Effect of dilutive securities:

Weighted average shares outstanding	2,067,800	2,062,000
Effect of stock options	31,500	29,200

Diluted average shares outstanding (denominator)	2,099,300	2,091,200

Earnings per common share - assuming dilution	$0.30	$0.29

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net income	$631,100	$600,800
Other comprehensive income (loss)	(461,600)	240,600

Total comprehensive income	$169,500	$841,400

NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(634,600)	$444,000
Less: reclassification adjustment for (gain) loss included in income	(90,400)	(94,000)

Total other comprehensive income (loss) before tax effect	(725,000)	350,000

Tax (effect) benefit	263,400	(109,400)

Net unrealized gain (loss)	$(461,600)	$240,600

NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2005 and 2004:

(In thousands)	Virginia	Maryland	Other	Elimination of Intersegment Transactions	Total
Net Interest Income:
Three months ended March 31, 2005	$1,528	$395	$261	$(111)	$2,073
Three months ended March 31, 2004	$1,234	$283	$325	$(105)	$1,737

Assets:
March 31, 2005	$179,599	$47,409	$53,307	$(40,068)	$240,247
December 31, 2004	$178,140	$47,566	$53,756	$(41,773)	$237,689

NOTE 5 – STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management adopted the disclosure provisions of this Standard in 2002, but is still assessing the recognition provisions of the Standard.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005 and 2004. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at March 31, 2005 and 2004.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income, as reported	$631,100	$600,800
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72,800)	(60,200)

Pro forma net income	$558,300	$540,600

Earnings per share:

Basic - as reported	$0.31	$0.29

Basic - pro forma	$0.27	$0.26

Diluted - as reported	$0.30	$0.29

Diluted - pro forma	$0.27	$0.26

NOTE 6 – SUBSEQUENT EVENT

During April 2005, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on May 2, 2005 to shareholders of record on April 25, 2005.

Item 2 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2005 was $631,100, or $0.30 per diluted share, compared to net income of $600,800, or $0.29 per diluted share, for the same period of the prior year. Earnings benefited from several factors during the quarter, including continued loan and deposit growth, an improved net interest margin and increased activity in the bank’s mortgage banking sector. Other factors impacting earnings for the quarter included additional depreciation and operating costs associated with the Company’s new headquarters facility, depreciation expense related to upgrading the Company’s computer systems which included new hardware, software, and additional security protection and increased employee compensation and benefits expense resulting from normal salary adjustments and an increase in fulltime equivalent employees.

Net Interest Income

Net interest income increased 19.3% to $2.07 million for the three months ended March 31, 2005, compared to $1.74 million for the same period in 2004. The increase reflects a 22.1% growth in total loans since March 2004 and an increase in the Company’s net interest margin. The Company’s net interest margin increased to 3.80% for the three months ended March 31, 2005, compared to 3.76% for the 2004 three month period. The increase in net interest margin over 2004 resulted from the Bank being asset sensitive during a period of rising interest rates that has occurred since mid 2004. The increase in short-term interest rates by the Federal Reserve has been especially instrumental in improving the Bank’s yield on adjustable loans with indices attached to the prime interest rate and similar floating rates.

Average earning assets for the period ending March 2005 increased $33.3 million over the March 2004 period. Loan growth, led by commercial and real estate loan production, constituted all of this increase with average total loans increasing $33.3 million since March 2004. Average commercial loans increased $16.9 million, or 33.0%, while average real estate mortgages increased 20.8%. Average investment securities were mostly flat during the period, reflecting the liquidity demands generated by the loan growth. Average total deposits increased by $27.6 million, with strong growth occurring in all deposit categories. During the twelve month period ended March 31, 2005, average interest-bearing checking and savings and noninterest-bearing demand deposits grew by $11.2 million and $5.5 million, respectively, representing increases of 16.5% and 28.2%, respectively, when compared to the March 2004 period. Increased funding in these areas has provided the Company with a lower-costing liquidity source to fund loan growth and, therefore, benefiting net interest margin. During the period ended March 31, 2005, average time deposit balances increased by $10.9 million, or 13.8%, as compared to the 2004 period. The Company also continued to use Federal Home Loan Bank (“FHLB”) advances during the period as an alternative, lower-costing liquidity source. Average FHLB advances increased $6.5 million during the period ended March 31, 2005 as compared to the March 2004 period.

Interest and dividend income was $3.02 million for the three month period ended March 31, 2005, representing an increase of 21.5% over the comparable 2004 amount. As discussed above, strong loan growth and improving interest rates on loans positively impacted interest and dividend income during the period. Loan yields improved by 10 basis points from March 2004 to March 2005, while investment yields increased by 6 basis points over the same period.

Average deposit growth of 16.6% and a 49.3% increase in FHLB advances resulted in interest expense increasing 26.6% to $949,800 for the three months ended March 31, 2005, compared to $750,300 for the same period in 2004. The rising rate environment has put pressure on the Bank to raise its deposit rates to maintain adequate funding and to grow the Company. The average rate on interest-bearing liabilities for the three months ended March 31, 2005 was 2.01%, compared to 1.87% incurred in 2004. Interest rates on checking and savings accounts and FHLB advances primarily impacted the Bank’s cost of funding by increasing 13 basis points and 89 basis points, respectively, while time deposit costs increased a nominal 2 basis points.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, and stockholders’ equity and the related income, expense and corresponding weighted average yields and costs. The average balances used in these tables and other statistical data were calculated using daily averages.

Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31,
	2005			2004
(In Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities (1)	$38,332	$394	4.11%	$39,112	$396	4.05%
Loans (net of unearned income):
Real estate mortgage	93,128	1,323	5.68%	77,095	1,137	5.90%
Commercial	67,988	1,042	6.13%	51,126	747	5.84%
Home equity lines	15,661	218	5.57%	15,096	166	4.40%
Consumer	2,269	49	8.64%	2,473	57	9.22%

Total loans	179,046	2,632	5.88%	145,790	2,107	5.78%
Interest-bearing deposits in other banks	2,664	15	2.25%	1,851	3	0.65%

Total earning assets	220,042	3,041	5.53%	186,753	2,506	5.37%

Less: allowance for loan losses	(2,432)			(2,040)
Total nonearning assets	19,309			16,347

Total assets	$236,919			$201,060

Liabilities
Interest-bearing deposits:
Checking and savings	$79,391	$142	0.72%	$68,166	$100	0.59%
Time deposits	89,687	679	3.03%	78,812	593	3.01%

Total interest-bearing deposits	169,078	821	1.94%	146,978	693	1.89%

FHLB advances	19,764	129	2.61%	13,236	57	1.72%

Total interest-bearing liabilities	188,842	950	2.01%	160,214	750	1.87%

Non-interest bearing liabilities:
Demand deposits	25,028			19,527
Other liabilities	753			784

Total liabilities	214,623			180,525
Stockholders’ equity	22,296			20,535

Total liabilities and stockholders’ equity	$236,919			$201,060

Net interest income (1)		$2,091			$1,756

Interest rate spread (1)(2)(3)			3.52%			3.50%
Net interest margin (1)(2)(4)			3.80%			3.76%

(1)	Tax equivalent basis. The tax equivalent adjustment to net interest income was $18,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)	Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4)	Net interest margin is derived by dividing net interest income by average total earning assets.

Interest Sensitivity

Management evaluates interest rate sensitivity periodically through the use of an asset/liability management reporting model. Using this model, management determines the overall magnitude of interest sensitivity risk and then formulates strategies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management’s outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

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

The following table presents the Company’s interest sensitivity position at March 31, 2005. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time.

Interest Sensitivity Analysis

	March 31, 2005
(In Thousands)	Within 90 Days	91-365 Days	1 to 5 Years	Over 5 Years	Total
Interest-Earning Assets:
Loans (1)	$51,311	$39,332	$84,186	$7,934	$182,763
Securities	3,368	8,939	23,686	3,406	39,399
Money market and other short term securities	1,944	—	—	—	1,944
Other earning assets	—	—	—	3,314	3,314

Total earning assets	$56,623	$48,271	$107,872	$14,654	$227,420

Cumulative earning assets	$56,623	$104,894	$212,766	$227,420	$227,420

Interest-Bearing Liabilities:
Money market savings	$28,591	$—	$—	$—	$28,591
Interest checking (2)	—	—	26,345	—	26,345
Savings (2)	1,800	1,213	21,119	—	24,132
Certificates of deposit	17,627	27,154	41,445	1,047	87,273
FHLB advances	19,500	5,000	—	600	25,100

Total interest-bearing liabilities	$67,518	$33,367	$88,909	$1,647	$191,441

Cumulative interest-bearing liabilities	67,518	100,885	189,794	191,441	191,441

Period gap	$(10,895)	$14,904	$18,963	$13,007	$35,979
Cumulative gap	$(10,895)	$4,009	$22,972	$35,979	$35,979
Ratio of cumulative interest-earning assets to interest-bearing liabilities	83.86%	103.97%	112.10%	118.79%	118.79%
Ratio of cumulative gap to total earning assets	-4.79%	1.76%	10.10%	15.82%	15.82%

(1)	Includes nonaccrual loans of $746,000, which are included in the 91-365 days and 1 to 5 years categories.
(2)	Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.

Noninterest Income

Noninterest income was $522,200 during the three months ended March 31, 2005, as compared to $519,100 for the same period in 2004. Noninterest income benefited from the Bank’s new mortgage banking operation with fees of $31,800 during the 2005 quarter, while lower insufficient funds fees caused a decline in deposit fees during the quarter as compared to 2004. Included in the 2005 and 2004 amounts are gains on sales of securities of $90,400 and $94,000, respectively.

Provision for Loan Losses

Provision for loan losses was $78,200 for the three months ended March 31, 2005, as compared to $104,700 for the same period of 2004. Asset quality remained good during the quarter triggering a reduction in the provision. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.60 million for the three months ended March 31, 2005, as compared to $1.28 million during the same period of 2004, representing an increase of 25.2%. The increase resulted from the depreciation and operating costs associated with the Company’s new headquarters facility, opened during August 2004, that combined operations and corporate offices and depreciation expense related to upgrading the Company’s computer systems which included new hardware, software, and additional security protection. These expenditures were incurred to accommodate and support continued asset growth of the Company. Increased employee compensation and benefits expense since March 2004 also impacted noninterest expense, resulting from normal salary adjustments and an increase in fulltime equivalent employees, including the addition of a mortgage banking producer, a Shore Investments Inc. investment advisor in our Maryland market, a Sarbanes-Oxley administrator and other employees to accommodate the Company’s growth.

Financial Condition

During the three months ended March 31, 2005, the Company’s assets increased by $2.5 million from $237.7 million at December 31, 2004 to $240.2 million at March 31, 2005. Net loans led this growth with an increase of $4.3 million while cash balances declined by $2.1 million and other asset categories remained flat during the period. Favorable market conditions continued to benefit loan volumes.

Deposits remained relatively flat with a balance of $192.4 at March 31, 2005. Interest-bearing demand, savings and time deposit account balances declined by $1.9 million, while noninterest-bearing deposits grew by $1.6 million. The Bank’s deposits tend to be seasonal with slower growth occurring in the winter months due to less tourist activities and customer tax payments occurring. The lack of deposit growth created the need to fund the loan growth experienced with FHLB advances, which increased by $3.1 million.

Stockholders’ equity was $22.0 million at March 31, 2005, remaining flat as compared to December 31, 2004. Comprehensive income benefited from $631,100 of net income during the quarter, but the increase in interest rates caused the value of the Company’ investment portfolio to decline by $461,600 (net of the tax effect). The Company also paid common stock dividends of $123,900 ($0.06 per share) during the period.

During April 2005, the Company declared a $0.06 per share quarterly cash dividend on its common stock payable on May 2, 2005 to shareholders of record on April 25, 2005.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $746,000 at March 31, 2005, compared to $950,000 at December 31, 2004. As to nonaccrual loans existing at March 31, 2005, approximately $6,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At March 31, 2005, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.19 million. In addition, other performing loans, totaling $3.2 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

Nonperforming Assets

(In Thousands)	March 31, 2005	December 31, 2004
Nonaccrual loans:
Commercial	$79	$374
Real estate mortgage	397	272
Home equity lines of credit	99	120
Consumer	171	184

Total nonaccrual loans	746	950
Other real estate owned	—	—

Total nonperforming assets	$746	$950

Loans past due 90 or more days accruing interest	—	—
Allowance for loan losses to nonaccrual loans	332.71%	253.05%
Nonperforming assets to period end loans and other real estate owned	0.41%	0.53%

Set forth below is a table detailing the allowance for loan losses for the periods indicated. Allowance for Loan Losses
	Three Months Ended March 31,
(In Thousands)	2005	2004
Balance, beginning of period	$2,404	$2,002
Loans charged off:
Commercial	—	(5)
Real estate mortgage	—	—
Consumer	(6)	(6)

Total loans charged-off	(6)	(11)

Recoveries:
Commercial	—	5
Real estate mortgage	—	—
Consumer	6	7

Total recoveries	6	12

Net recoveries (charge-offs)	—	1
Provision for loan losses	78	105

Balance, end of period	$2,482	$2,108

Allowance for loan losses to loans outstanding at end of period	1.36%	1.41%

Allowance for loan losses to nonaccrual loans outstanding at end of period	332.71%	441.00%

Net charge-offs (recoveries) to average loans outstanding during period	0.00%	0.00%

Liquidity and Capital Resources

Liquidity represents the Company’s ability to meet present and future obligations through the sale and maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, available-for-sale investments and investments and loans maturing within one year. In addition to liquid assets, the Company maintains several lines of credit with other institutions to support liquidity, the largest of which is with the Federal Home Loan Bank of Atlanta. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.

At March 31, 2005, the Company had outstanding loan and line of credit commitments of $45.2 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2005 amounted to $44.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Total cash and cash equivalents decreased $2.09 million for the three months ended March 31, 2005, compared to a increase of $1.06 million for the three months ended March 31, 2004. Net cash from operating activities was $628,700 for the three months ended March 31, 2005, compared to $1.01 million during the same period of 2004. This decrease reflects the earnings growth experienced during the quarter, offset by the payment of outstanding amounts on the Company’s new headquarters building and other fluctuations in normal operating activities.

Net cash used in investing activities was $5.47 million during the three months ended March 31, 2005, compared to net cash used in investing activities of $7.18 million for the three months ended March 31, 2004. Stronger loan growth during the first quarter of 2004 than what occurred during 2005 constituted the majority of the difference, while purchases of premises and equipment during 2004 related to the new operations facility also increased investing activity during that period.

Net cash from financing activities was $2.75 million for the three months ended March 31, 2005, compared to net cash from financing activities of $7.23 million for the three months ended March 31, 2004. While net repayments of FHLB advances negatively impacted cash flows from financing activities during 2004, greater deposit during that period than incurred during 2005 more than offset the effects of these payoffs.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank’s capital and surplus on a secured basis. The Bank did not pay dividends to the Company during the three months ended March 31, 2005 and 2004. At March 31, 2005, the Bank’s retained earnings available for the payment of dividends was $4.7 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2005 and December 31, 2004.

Analysis of Capital

(In Thousands)	March 31, 2005	December 31, 2004
Tier 1 Capital:
Common stock	$683	$681
Additional paid-in capital	8,232	8,199
Retained earnings	13,002	12,494
Accumulated other comprehensive income	123	585

Total capital (GAAP)	22,040	21,959
Less: Intangibles	(510)	(526)
Net unrealized gain on debt and equity securities	(123)	(585)

Total Tier 1 capital	21,407	20,848

Tier 2 Capital:
Allowable allowances for loan losses	2,040	2,007
Net unrealized gains on equity securities	151	289

Total Tier 2 capital	$23,598	$23,144

Risk-weighted assets	$166,024	$163,642

Capital Ratios:
Tier 1 risk-based capital ratio	12.89%	12.74%
Total risk-based capital ratio	14.21%	14.14%
Tier 1 capital to average adjusted total assets	8.99%	9.62%

Recent Accounting and Reporting Pronouncements

In March 2005, the Public Company Accounting Oversight Board (PCAOB) delayed by one year the effective date for non-accelerated filers to comply with the standards set forth in Section 404 of the Sarbanes-Oxley Act of 2002. Accordingly, the Company must comply with Section 404 of this act beginning with its fiscal quarter ending September 30, 2006.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company uses a third party provider to perform computer modeling methodologies that assist in determining the overall magnitude of interest sensitivity risk. Based on these methodologies, management formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on management’s outlook regarding future interest rate movements, the state of the local and national economy and other financial and business risk factors.

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2005. A 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $264,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $40,000.

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

Item 4 - Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K was filed during April 2005 relative to the Company’s March 31, 2005 earnings release dated April 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott C. Harvard	May 13, 2005
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote	May 13, 2005
Steven M. Belote
Vice President and
Chief Financial Officer