Form 10-Q
period 2005-06-30
SHORE FINANCIAL CORP
filed 2005-08-09
CIK 1045690

26
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934
               For the quarterly period ended June 30, 2005

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                       54-1873994
---------------------------------                  --------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)
    25253 Lankford Highway
       Onley, Virginia                                        23418
---------------------------------                  --------------------------
    (Address of Principal                                   (Zip Code)
      Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ----     ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes         No   X
    ------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    ----

Number of shares of Common Stock outstanding as of August 8, 2005:  2,071,157

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004

                           Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004

                           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

                           Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2005 and 2004

                           Notes to Unaudited Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                           Results of Operations

                           Interest Sensitivity

                           Financial Condition

                           Asset Quality

                           Liquidity and Capital Resources

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Item 4 - Controls and Procedures


                           PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES


                                  Consolidated Statements of Financial Condition


                                                                             June 30,             December 31,
                                                                               2005                   2004
-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                               ASSETS


Cash (including interest - earning deposits of
     approximately $5,527,400 and $3,149,300, respectively)           $         11,699,300     $         9,415,000
Investment securities:
     Held-to-maturity (fair value of $0 and
         $0, respectively)                                                               -                       -
     Available-for-sale (amortized cost of $36,882,100 and
         $36,437,500, respectively)                                             37,339,100              37,386,500
     Other investments, at cost                                                  2,240,100               1,584,600
Loans receivable, net                                                          186,248,100             175,995,200
Premises and equipment, net                                                      7,828,300               8,024,900
Other assets                                                                     5,431,400               5,282,300
                                                                      ---------------------------------------------

                                                                      $        250,786,300     $       237,688,500
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        166,519,200     $       168,242,100
         Noninterest-bearing                                                    29,696,000              24,495,000
                                                                      ---------------------   ---------------------
            Total deposits                                                     196,215,200             192,737,100

Advances from Federal Home Loan Bank                                            31,383,300              21,966,700
Other liabilities                                                                  500,900               1,025,700
                                                                      ---------------------------------------------
            Total liabilities                                                  228,099,400             215,729,500
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                     -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,070,937 and 2,063,284 shares
         issued and outstanding, respectively                                      683,400                 680,900
     Additional capital                                                          8,234,900               8,199,000
     Retained earnings                                                          13,491,100              12,494,400
     Accumulated other comprehensive income                                        277,500                 584,700
                                                                      ---------------------------------------------
            Total stockholders' equity                                          22,686,900              21,959,000
                                                                      ---------------------------------------------

                                                                      $        250,786,300     $       237,688,500
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.



                                  Consolidated Statements of Income (Unaudited)

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                            ------------------------------------  --------------------------------
                                                  2005              2004               2005              2004
------------------------------------------------------------------------------------------------------------------


Interest and dividend income
    Loans                                   $      2,711,000    $   2,150,500      $    5,343,200    $   4,257,900
    Investments
       Taxable interest                              330,300          296,400             644,000          604,500
       Tax-exempt interest                            34,700           36,700              69,400           72,400
       Dividends                                      39,200           59,500              81,500           95,900
                                            ------------------------------------  ---------------------------------
          Total interest and dividend income       3,115,200        2,543,100           6,138,100        5,030,700
                                            ------------------------------------  ---------------------------------

Interest expense
    Deposits                                         837,600          745,800           1,658,500        1,439,500
    FHLB/other advances                              230,900           49,900             359,800          106,500
                                            ------------------------------------  ---------------------------------
          Total interest expense                   1,068,500          795,700           2,018,300        1,546,000
                                            ------------------------------------  ---------------------------------

Net interest income                                2,046,700        1,747,400           4,119,800        3,484,700

Provision for loan losses                             82,000          104,700             160,200          209,400
                                            ------------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                      1,964,700        1,642,700           3,959,600        3,275,300
                                            ------------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                             319,500          342,100             607,500          636,500
    Loan fees                                         31,800           19,700              51,100           51,600
    Mortgage banking fees                             46,100                -              77,900                -
    Commissions on investment brokerage sales         33,200           29,000              64,400           57,600
    Gains (losses) on sales of securities             69,800             (600)            160,200           93,400
    Other                                             63,500           69,000             125,000          139,200
                                            ------------------------------------  ---------------------------------
          Total noninterest income                   563,900          459,200           1,086,100          978,300
                                            ------------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                      784,300          600,400           1,520,700        1,201,800
    Occupancy and equipment                          391,600          314,500             811,700          636,900
    Data processing                                  186,700          166,300             372,900          319,900
    Professional fees                                 68,100           38,200             124,700           84,300
    Advertising and promotion                         49,200           26,100              85,600           54,300
    Other                                            159,200          147,400             324,000          273,700
                                            ------------------------------------  ---------------------------------
          Total noninterest expense                1,639,100        1,292,900           3,239,600        2,570,900
                                            ------------------------------------  ---------------------------------

Income before income taxes                           889,500          809,000           1,806,100        1,682,700

Income taxes                                         275,800          252,900             561,300          525,800
                                            ------------------------------------  ---------------------------------

Net income                                  $        613,700    $     556,100      $    1,244,800    $   1,156,900
                                            ====================================  =================================

Cash Dividends Declared Per Share           $           0.06    $        0.05      $         0.12    $        0.10
                                            ====================================  =================================

Earnings Per Common Share:
       Basic                                $           0.29    $        0.27      $         0.60    $        0.56
                                            ====================================  =================================

       Diluted                              $           0.29    $        0.26      $         0.59    $        0.55
                                            ====================================  =================================



                    The accompanying notes are an integral part of these financial statements.



                                        Consolidated Statements of Stockholders' Equity




                                                                                                 Accumulated
                                                                                                    Other
                                    Number of      Common       Additional        Retained      Comprehensive
                                      Shares        Stock         Capital         Earnings      Income (Loss)        Total
                                    ----------- --------------------------------------------------------------------------------

Balance, December 31, 2003           2,061,724    $  680,400    $  8,164,600    $  10,595,300    $     760,900    $  20,201,200

Common stock cash dividend
    declared                                 -             -               -         (206,200)               -         (206,200)

Exercise of stock options                  600           200           4,500                -                -            4,700

Repurchase of common stock                   -             -               -                -                -                -

Comprehensive income                         -             -               -        1,156,900         (373,400)         783,500
                                    --------------------------------------------------------------------------------------------

Balance, June 30, 2004 (Unaudited)   2,062,324    $  680,600    $  8,169,100    $  11,546,000    $     387,500    $  20,783,200
                                    ===========     =========     ===========     ============    =============     ============


Balance, December 31, 2004           2,063,284    $  680,900    $  8,199,000    $  12,494,400    $     584,700    $  21,959,000

Common stock cash dividend
    declared                                 -             -               -         (248,100)               -         (248,100)

Exercise of stock options                7,653         2,500          35,900                -                -           38,400

Tax benefit associated with the
    exercise of stock options                -             -               -                -                -                -

Comprehensive income (loss)                  -             -               -        1,244,800         (307,200)         937,600
                                    -----------  -------------------------------------------------------------------------------


Balance, June 30, 2005 (Unaudited)   2,070,937    $  683,400    $  8,234,900    $  13,491,100    $     277,500    $  22,686,900
                                    ===========     =========     ===========     ============   ==============     ============









                          The accompanying notes are an integral part of these financial statements.



                        Consolidated Statements of Cash Flows


                                                         Six Months Ended June 30,
                                                      --------------------------------
                                                           2005             2004
--------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                        $    1,244,800    $   1,156,900
    Adjustments to reconcile to net cash
       provided by operating activities:
         Provision for loan losses                           160,200          209,400
         Depreciation and amortization                       362,600          253,600
         Amortization of premium and accretion
            of discount on securities, net                    34,500           20,700
         Gain on sale of investment securities              (160,200)         (93,400)
         Loss on disposal of fixed assets                          -            2,300
         Increase in cash surrender value of life            (66,500)         (67,200)
            insurance
         Changes in:
            Deferred loan fees                                69,700           28,100
            Other assets                                      72,200          177,900
            Other liabilities                               (524,800)        (124,500)
                                                      --------------------------------
            Net cash flows from operating activities       1,192,500        1,563,800
                                                      --------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities               (982,400)      (3,604,700)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                         663,500        3,081,000
    Purchase of other investments                         (2,967,000)        (129,200)
    Proceeds from maturities, sales and calls of
       other investments                                   2,311,500           39,900
    Loan originations, net of repayments                 (10,482,800)     (18,649,600)
    Purchase of premises and equipment                      (136,000)      (2,247,600)
                                                      --------------------------------
            Net cash flows from investing activities     (11,593,200)     (21,510,200)
                                                      --------------------------------



                        Consolidated Statements of Cash Flows

                                                         Six Months Ended June 30,
                                                      --------------------------------
                                                           2005             2004
--------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase in demand deposits                   $    5,068,100    $  17,320,300
    Net increase (decrease) in time deposits              (1,590,000)      10,186,900
    Proceeds from FHLB advances                           69,800,000       28,802,000
    Repayments of FHLB advances                          (60,383,400)     (33,935,400)
    Proceeds from exercise of stock options                   38,400            4,700
    Payment of dividends on common stock                    (248,100)        (206,200)
                                                      --------------------------------
            Net cash flows from financing activities      12,685,000       22,172,300
                                                      --------------------------------

Change in cash and cash equivalents                        2,284,300        2,225,900

Cash and cash equivalents, beginning of period             9,415,000        5,793,800
                                                      --------------------------------

Cash and cash equivalents, end of period              $   11,699,300    $   8,019,700
                                                      ================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest          $    1,931,300    $   1,483,200
    Cash paid during the period for income taxes      $      443,500    $     504,600
    Conversion of Trust Preferred Stock investment
       to common stock                                $       72,000    $      75,000


     The accompanying notes are an integral part of these financial statements.


                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Shore Financial Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2005 and 2004.


                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                           -------------------------------------    -----------------------------------
                                                  2005                2004               2005                2004
                                           ------------------    ---------------    ---------------    ----------------


Net income (numerator, basic and diluted)   $        613,700      $     556,100      $   1,244,800      $    1,156,900
Weighted average shares outstanding
(denominator)                                      2,070,800          2,062,300          2,069,275           2,062,200
                                           ------------------    ---------------    ---------------    ----------------

Earnings per common share - basic           $           0.29      $        0.27      $        0.60      $         0.56
                                           ==================    ===============    ===============    ================

Effect of dilutive securities:

Weighted average shares outstanding                2,070,800          2,062,300          2,069,275           2,062,200
Effect of stock options                               30,400             35,100             30,500              32,300
                                           ------------------    ---------------    ---------------    ----------------
Diluted average shares outstanding
(denominator)                                      2,101,200          2,097,400          2,099,775           2,094,500
                                           ------------------    ---------------    ---------------    ----------------

Earnings per common share -
assuming dilution                           $           0.29      $        0.26      $        0.59      $         0.55
                                           ==================    ===============    ===============    ================


NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2005 and 2004:


                                                     Six Months Ended June 30,
                                                 -----------------------------------
                                                       2005              2004
                                                 -----------------  ----------------


Net income                                            $ 1,244,800       $ 1,156,900
Other comprehensive income (loss)                        (307,200)         (373,400)
                                                 -----------------  ----------------

Total comprehensive income                              $ 937,600         $ 783,500
                                                 =================  ================

NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2005 and 2004.


                                                     Six Months Ended June 30,
                                                 -----------------------------------
                                                       2005              2004
                                                 -----------------  ----------------


Unrealized gains on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                         $(331,800)        $(589,600)
Less: reclassification adjustment
      for (gain) loss included in income                 (160,200)          (93,400)
                                                 -----------------  ----------------

Total other comprehensive income (loss)
     before tax effect                                   (492,000)         (683,000)

Tax benefit                                               184,800           309,600
                                                 -----------------  ----------------

Net unrealized loss                                     $(307,200)        $(373,400)
                                                 =================  ================




NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2005 and 2004:


                                                                                        Elimination of
                                                                                        Intersegment
(In thousands)                             Virginia       Maryland        Other         Transactions         Total
                                          ----------    -----------    -----------      ---------------   -----------


Net Interest Income:
    Six months ended June 30, 2005          $  2,957       $    811      $    435        $     (83)        $  4,120
    Six months ended June 30, 2004          $  2,467       $    586      $    668        $    (236)        $  3,485

Assets:
    June 30, 2005                           $182,429       $ 49,619      $ 58,659        $ (39,921)        $250,786
    December 31, 2004                       $178,140       $ 47,566      $ 53,756        $ (41,773)        $237,689


NOTE 5 - STOCK-BASED COMPENSATION

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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005 and 2004. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at June 30, 2005 and 2004.


                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                               -----------------------------------     -----------------------------------
                                                    2005                 2004               2005               2004
                                               ----------------   ----------------     ----------------   ----------------

(Dollars in thousands, except per share data)

Net income, as reported                              $ 613,700          $ 556,100          $ 1,244,800        $ 1,156,900
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                (43,800)                 -             (116,600)           (60,200)
                                               ----------------   ----------------     ----------------   ----------------

Pro forma net income                                 $ 569,900          $ 556,100          $ 1,128,200        $ 1,096,700
                                               ================   ================     ================   ================

Earnings per share:

Basic - as reported                                  $    0.29          $    0.27          $      0.60        $      0.56
                                               ================   ================     ================   ================
Basic - pro forma                                    $    0.28          $    0.27          $      0.55        $      0.53
                                               ================   ================     ================   ================

Diluted - as reported                                $    0.29          $    0.26          $      0.59        $      0.55
                                               ================   ================     ================   ================
Diluted - pro forma                                  $    0.27          $    0.26          $      0.54        $      0.52
                                               ================   ================     ================   ================



NOTE 6 - SUBSEQUENT EVENT

During July 2005, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2005 to shareholders of record on July 25, 2005.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2005 was $613,700, or $0.29 per diluted share, compared to net income of $556,100, or $0.26 per diluted share, for the same period of the prior year. Earnings for the six months ended June 30, 2005 increased to $1.24 million, compared to $1.16 million for the 2004 six month period. Earnings during the three and six month periods benefited from several factors, including continued loan growth, increasing activity in the bank's mortgage banking sector and gains on sales of securities. Other factors impacting earnings during the first six months of 2005 included additional depreciation and operating costs associated with the Company's new headquarters facility, depreciation expense related to upgrading the Company's computer systems, increased employee compensation and benefits expense resulting from normal salary adjustments, an increase in fulltime equivalent employees and an increase in professional fees associated with meeting the requirements of Sarbanes-Oxley.

Net Interest Income

Net interest income increased 17.1% to $2.05 million and 18.2% to 4.12 million for the three and six months ended June 30, 2005, respectively, compared to $1.75 million and $3.48 million, respectively, for the same period in 2004. The increase reflects a 21.4% growth in average loans during the June 2005 six month period as compared to the same period of 2004. Additionally, the Company's net interest margin was slightly higher at 3.71% for the six months ended June 30, 2005, compared to 3.68% for the 2004 six month period. The increase in net interest margin over 2004 resulted primarily from the Bank being asset sensitive during a period of rising interest rates that has occurred since mid 2004. The increase in short-term interest rates by the Federal Reserve has been especially instrumental in improving the Bank's yield on adjustable loans with indices attached to the prime interest rate and similar floating rates.

Average earning assets for the six month period ending June 2005 increased $32.3 million over the June 2004 period. Loan growth, led by commercial and residential real estate loan production, made up the majority of this increase with average total loans $32.1 million higher during the June 2005 six month period as compared to the same period of 2004. Average commercial loans increased $15.0 million, or 27.7%, while average residential real estate mortgages increased 21.9%. Average investment securities were mostly flat during the period, reflecting the liquidity demands generated by the loan growth. Average total deposits increased by $20.3 million, with strong growth occurring in interest-bearing checking and savings accounts and noninterest-bearing demand deposit accounts. During the six month period ended June 30, 2005, average interest-bearing checking and savings and noninterest-bearing demand deposits grew by $9.8 million and $5.3 million, respectively, representing increases of 14.0% and 25.4%, respectively, when compared to the June 2004 period. Increased funding in these areas has provided the Company with a lower-costing liquidity source to fund loan growth and, therefore, benefiting net interest margin. During the period ended June 30, 2005, average time deposit balances increased by $5.1 million, or 6.2%, as compared to the 2004 period. Increased competition in the time deposit market has made this liquidity source less reliable for funding purposes. Consequently, the Company continued to use Federal Home Loan Bank ("FHLB") advances during the period as an alternative, lower-costing liquidity source. Average FHLB advances increased $12.6 million during the period ended June 30, 2005 as compared to the June 2004 period.

Interest and dividend income was $3.12 million and $6.14 million for the three and six month periods ended June 30, 2005, representing increases of 22.5% and 22.0%, respectively, over the comparable 2004 amounts. As discussed above, continued loan growth and improving interest rates on loans positively impacted interest and dividend income during the period. Loan yields improved by 19 basis points from June 2004 to June 2005, while investment yields increased by 5 basis points over the same period.

Average deposit growth of 11.7% and a 104.0% increase in average FHLB advances resulted in interest expense increasing 34.3% to $1.07 million and 30.5% to $2.02 million for the three and six month periods ended June 30, 2005, respectively. The rising rate environment has created pressure on the Bank to raise its deposit rates to maintain adequate funding and to grow the Company. The average rate on interest-bearing liabilities for the six months ended June 30, 2005 was 2.11%, compared to 1.88% incurred in 2004. Interest rates on checking and savings accounts and FHLB advances primarily impacted the Bank's cost of funding by increasing 19 basis points and 115 basis points, respectively, while time deposit costs increased 9 basis points.

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


                                   Average Balances, Income and Expenses, Yields and Rates

                                                                        Six Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                2005                                       2004
                                           -----------------------------------------    ---------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           -------------    -----------  -----------    -----------   -----------  -----------

Assets:
       Securities (1)                      $     38,844   $        797        4.10%   $     39,508   $        801        4.05%
       Loans (net of unearned income):
             Real estate mortgage                95,041          2,640        5.56%         77,957          2,236        5.74%
             Commercial                          69,106          2,146        6.21%         54,102          1,568        5.80%
             Home equity lines                   15,854            459        5.79%         15,553            341        4.39%
             Consumer                             2,230             98        8.79%          2,527            113        8.94%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   182,231          5,343        5.86%        150,139          4,258        5.67%
       Interest-bearing deposits
             in other banks                       2,880             34        2.36%          2,017              9        0.89%
                                             -----------                                -----------
                                                            -----------                                -----------
                  Total earning assets          223,955          6,174        5.51%        191,664          5,068        5.29%
                                                            -----------                                -----------
       Less: allowance for loan losses           (2,473)                                    (2,093)
       Total nonearning assets                   19,434                                     17,218
                                             -----------                                -----------
       Total assets                        $    240,916                               $    206,789
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     80,158   $        320        0.80%   $     70,322   $        216        0.61%
             Time deposits                       86,681          1,338        3.09%         81,594          1,223        3.00%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      166,839          1,658        1.99%        151,916          1,439        1.89%

       FHLB advances                             24,764            360        2.91%         12,138            107        1.76%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   191,603          2,018        2.11%        164,054          1,546        1.88%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     26,359                                     21,024
             Other liabilities                      614                                        457
                                             -----------                                -----------

       Total liabilities                        218,576                                    185,535
       Stockholders' equity                      22,340                                     21,254
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    240,916                               $    206,789
                                             ===========                                ===========

       Net interest income (1)                            $      4,156                               $      3,522
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.40%                                      3.41%
       Net interest margin (1)(2)(4)                                          3.71%                                      3.68%



(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $36,000 and $37,000 for the six months ended June 30, 2005 and 2004, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.


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

An important element of the Company's asset/liability management process is monitoring its interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities at a specific time interval. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets during a given period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. This gap can be managed by repricing assets or liabilities, by selling investments available for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

The following table presents the Company's interest sensitivity position at June 30, 2005. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.




                                                            Interest Sensitivity Analysis

                                                                                  June 30, 2005
                                                    ----------------------------------------------------------------------
                                                       Within       91-365         1 to 5          Over
(In Thousands)                                         90 Days       Days          Years         5 Years         Total
                                                    ------------  ------------  -------------  -------------  ------------

Interest-Earning Assets:
       Loans (1)                                     $   53,378    $   38,441    $    88,783    $     8,212    $  188,814
       Securities                                         4,727         9,865         21,531          2,999        39,122
       Money market and other
           short term securities                          5,527          -              -              -            5,527
       Other earning assets                                -             -              -             3,347         3,347
                                                    ------------    ----------  -------------  -------------  ------------

       Total earning assets                          $   63,632    $   48,306    $   110,314    $    14,558    $  236,810
                                                    ============  ============  =============  =============  ============
       Cumulative earning assets                     $   63,632    $  111,938    $   222,252    $   236,810    $  236,810
                                                    ============  ============  =============  =============  ============


Interest-Bearing Liabilities:
       Money market savings                          $   32,815    $     -       $      -       $      -       $   32,815
       Interest checking (2)                               -             -            27,422           -           27,422
       Savings (2)                                        1,761         1,314         20,761           -           23,836
       Certificates of deposit                            8,218        26,930         46,120          1,178        82,446
       FHLB advances                                     22,800          -             8,000            583        31,383
                                                    ------------  ------------  -------------  -------------  ------------

       Total interest-bearing liabilities            $   65,594    $   28,244    $   102,303    $     1,761    $  197,902
                                                    ============  ============ ==============  =============  ============
       Cumulative interest-bearing liabilities       $   65,594    $   93,838    $   196,141    $   197,902    $  197,902
                                                    ============  ============ ==============  =============  ============

       Period gap                                    $   (1,962)   $   20,062    $     8,011    $    12,797    $   38,908
       Cumulative gap                                $   (1,962)   $   18,100    $    26,111    $    38,908    $   38,908
       Ratio of cumulative interest-earning
           assets to interest-bearing liabilities         97.01%       119.29%        113.31%        119.66%       119.66%
       Ratio of cumulative gap to total
           earning assets                                (0.83)%         7.64%         11.03%         16.43%        16.43%


(1) Includes nonaccrual loans of $889,000, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.


Noninterest Income

Noninterest income was $563,900 during the three months ended June 30, 2005, as compared to $459,200 for the same period in 2004. Noninterest income for June 2005 six month period was $1.09 million, compared to $978,300 for the same period in 2004. Noninterest income continued to benefit from the Bank's new mortgage banking operation with fees of $46,100 and $77,900 during the 2005 three and six months periods, respectively, while lower insufficient funds fees caused a decline in deposit fees during the same periods as compared to 2004. Included in the June 2005 quarterly numbers are gains on sales of securities of $69,800, compared to a nominal loss during the June 2004 quarter. For the June 2005 six month period the Company had gains on sales of securities of $160,200, compared to $93,400 in gains during the same period of 2004.

Provision for Loan Losses

Provision for loan losses was $82,000 and $160,200 for the three and six month periods ended June 30, 2005, respectively, compared to $104,700 and $209,400 for the same periods of 2004. Asset quality remained good during the quarter triggering a reduction in the provision. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.64 million for the three months ended June 30, 2005, compared to $1.29 million during the same period of 2004, representing an increase of 26.8%. Noninterest expenses for the six months ended June 30, 2005 were $3.24 million, compared to $2.57 million during the same period of 2004, representing an increase of 26.0%. The increase resulted from the depreciation and operating costs associated with the Company's new headquarters facility opened during August 2004 that combined operations and corporate offices and depreciation expense related to upgrading the Company's computer systems. These expenditures were incurred to accommodate continued asset growth of the Company. Increased employee compensation and benefits expense since June 2004 also impacted noninterest expense, resulting from normal salary adjustments and an increase in fulltime equivalent employees, including the addition of a mortgage banking producer, a Shore Investments Inc. investment advisor in our Maryland market, a Sarbanes-Oxley administrator and other employees to accommodate the Company's growth. Professional fees associated with meeting the requirements of Sarbanes-Oxley have also significantly impacted noninterest expense.

Financial Condition

During the six months ended June 30, 2005, the Company's assets increased by $13.1 million from $237.7 million at December 31, 2004 to $250.8 million at June 30, 2005. Net loans balances led this growth with an increase of $10.3 million while cash balances increased by $2.3 million and other asset categories remained flat during the period. Favorable market conditions continued to benefit loan volumes.

Deposits grew to $196.2 million from December 2004 to June 2005.
Interest-bearing demand, savings and time deposit account balances declined by $1.7 million, while noninterest-bearing deposits grew by $5.2 million. The lack of substantial deposit growth created the need to fund the loan growth with FHLB advances, which increased by $9.4 million.

Stockholders' equity was $22.7 million at June 30, 2005, $727,900 higher than the December 31, 2004 balance. Comprehensive income benefited from $1.24 million of net income during the quarter, but the increase in interest rates caused the value of the Company' investment portfolio to decline by $307,200 (net of the tax effect). The Company also paid common stock dividends of $248,100 ($0.12 per share) during the period.

During July 2005, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2005 to shareholders of record on July 25, 2005.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $889,000 at June 30, 2005, compared to $950,000 at December 31, 2004. As to nonaccrual loans existing at June 30, 2005, approximately $18,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At June 30, 2005, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.07 million. In addition, other performing loans, totaling $2.06 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                   June 30,                  December 31,
(In Thousands)                                                                       2005                        2004
                                                                            ------------------------   -------------------------

Nonaccrual loans:
       Commercial                                                              $                 78      $                  374
       Real estate mortgage                                                                     691                         272
       Home equity lines of credit                                                               42                         120
       Consumer                                                                                  78                         184
                                                                                 -------------------       ---------------------

       Total nonaccrual loans                                                                   889                         950
Other real estate owned                                                                           -                           -
                                                                                 -------------------       ---------------------

       Total nonperforming assets                                              $                889      $                  950
                                                                                 ===================       =====================

Loans past due 90 or more days
       accruing interest                                                                          -                           -
Allowance for loan losses to
       nonaccrual loans                                                                     288.64%                     253.05%
Nonperforming assets to period end
       loans and other real estate owned                                                      0.47%                       0.53%


Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                                   Allowance for Loan Losses


                                                                                           Six Months Ended June 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2005                       2004
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                   $              2,404      $                2,002
Loans charged off:
       Commercial                                                                                 -                          (5)
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                  (6)                         (6)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                   (6)                        (11)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                                 -                           5
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                   8                          11
                                                                                 -------------------       ---------------------

       Total recoveries                                                                           8                          16
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                      2                           5
Provision for loan losses                                                                       160                         210
                                                                                 -------------------       ---------------------

Balance, end of period                                                         $              2,566      $                2,217
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.36%                       1.38%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   288.64%                     208.28%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                           (0.001)%                       0.00%



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

At June 30, 2005, the Company had outstanding loan and line of credit commitments of $39.8 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2005 amounted to $35.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $2.28 million for the six months ended June 30, 2005, compared to a increase of $2.23 million for the six months ended June 30, 2004. Net cash from operating activities was $1.19 million for the six months ended June 30, 2005, compared to $1.56 million during the same period of 2004. The changes reflect the earnings growth experienced during the quarter, offset by the payment of outstanding amounts on the Company's new headquarters building and other fluctuations in normal operating activities.

Net cash used in investing activities was $11.59 million during the six months ended June 30, 2005, compared to net cash used in investing activities of $21.5 million for the six months ended June 30, 2004. Stronger loan growth during the first six months of 2004 than what occurred during 2005 constituted the majority of the difference, while purchases of premises and equipment during 2004 related to the new operations facility also increased investing activity during that period.

Net cash from financing activities was $12.69 million for the six months ended June 30, 2005, compared to net cash from financing activities of $22.17 million for the six months ended June 30, 2004. While net repayments of FHLB advances negatively impacted cash flows from financing activities during 2004, greater deposit growth during that period as compared to 2005 more than offset the effects of these payoffs.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $500,000 in dividends to the Company during the six months ended June 30, 2005. The Bank did not pay dividends to the Company during the first six months of 2004. At June 30, 2005, the Bank's retained earnings available for the payment of dividends was $4.8 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2005, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2005 and December 31, 2004.



                                          Analysis of Capital

                                                                     June 30,           December 31,
(In Thousands)                                                         2005                 2004
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            683     $            681
       Additional paid-in capital                                            8,235                8,199
       Retained earnings                                                    13,491               12,494
       Accumulated other comprehensive income                                  278                  585
                                                                    ---------------      ---------------
             Total capital (GAAP)                                           22,687               21,959
       Less: Intangibles                                                      (495)                (526)
       Net unrealized gain on debt and equity securities                      (278)                (585)
                                                                    ---------------      ---------------
             Total Tier 1 capital                                           21,914               20,848


Tier 2 Capital:
       Allowable allowances for loan losses                                  2,119                2,007
       Net unrealized gains on equity securities                               149                  289
                                                                    ---------------      ---------------
             Total Tier 2 capital                                 $         24,182     $         23,144
                                                                    ===============      ===============

Risk-weighted assets                                              $        172,118     $        163,642

Capital Ratios:
       Tier 1 risk-based capital ratio                                      12.73%               12.74%
       Total risk-based capital ratio                                       14.05%               14.14%
       Tier 1 capital to average adjusted
             total assets                                                    8.97%                9.62%



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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at June 30, 2005. A 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $222,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $103,000.

The computer model uses a standard algebraic formula for calculating present value. The calculation discounts the future cash flows of the Company's portfolio of interest rate sensitive instruments to present value utilizing techniques designed to approximate current market rates for securities, current offering rates for loans, and the cost of alternative funding for the given maturity of deposits and then assumes an instantaneous and parallel shift in these rates. The difference between these numbers represents the resulting hypothetical change in the fair value of interest rate sensitive instruments.

As with any modeling techniques, certain limitations and shortcomings are inherent in the Company's methodology. Significant assumptions must be made in the calculation including: (1) no growth in volume or balance sheet mix; (2) constant market interest rates reflecting the average rate from the last month of the given quarter; and (3) pricing spreads to market rates derived from an historical analysis, or from assumptions by instrument type. Additionally, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.


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

Item 4 - Submission of Matters to a Vote of Stockholders

During April 2005, the stockholders re-elected all members of the Company's Board of Directors whom had terms expiring in 2005.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during July 2005 relative to the Company's June 30, 2005 earnings release dated July 19, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                             August 8, 2005
-----------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                             August 8, 2005
-----------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

                                                                   Exhibit 31.1

                                 CERTIFICATIONS


I, Scott C. Harvard, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Shore Financial Corporation;

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


Date: August 8, 2005
                                          /s/ Scott C. Harvard
                                         --------------------------------------
                                          Scott C. Harvard
                                          President and Chief Executive Officer

                                                                   Exhibit 31.2

                                 CERTIFICATIONS


I, Steven M. Belote, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Shore Financial Corporation;

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


Date: August 8, 2005
                                    /s/ Steven M. Belote
                                    -------------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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


                                         /s/ Scott C. Harvard
                                         -------------------------------------
                                         Scott C. Harvard
                                         President and Chief Executive Officer

Date:  August 8, 2005





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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


                                                       /s/ Steven M. Belote
                                                       -----------------------
                                                       Steven M. Belote
                                                       Chief Financial Officer

Date:  August 8, 2005





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.