Form 10-Q
period 2005-09-30
SHORE FINANCIAL CORP
filed 2005-11-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2005

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 Virginia                                 54-1873994
      ---------------------------------             -----------------------
       (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)               Identification Number)
         25253 Lankford Highway
           Onley, Virginia                                  23418
      ---------------------------------             -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares of Common Stock outstanding as of November 14, 2005:  2,074,207

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004

                           Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004

                           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

                           Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2005 and 2004

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

                                   SIGNATURES



                                  Consolidated Statements of Financial Condition


                                                                           September 30,          December 31,
                                                                               2005                   2004
-------------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
                               ASSETS


Cash (including interest - earning deposits of
     approximately $3,124,900 and $3,149,300, respectively)           $         10,671,900     $         9,415,000
Investment securities:
     Held-to-maturity (fair value of $0 and
         $0, respectively)                                                               -                       -
     Available-for-sale (amortized cost of $35,151,200 and
         $36,437,500, respectively)                                             35,184,200              37,386,500
     Other investments, at cost                                                  2,234,800               1,584,600
Loans receivable, net                                                          188,946,600             175,995,200
Premises and equipment, net                                                      7,712,300               8,024,900
Other assets                                                                     5,637,200               5,282,300
                                                                      ---------------------------------------------

                                                                      $        250,387,000     $       237,688,500
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        164,973,700     $       168,242,100
         Noninterest-bearing                                                    30,612,600              24,495,000
                                                                      ---------------------   ---------------------
            Total deposits                                                     195,586,300             192,737,100

Advances from Federal Home Loan Bank                                            31,266,700              21,966,700
Other liabilities                                                                  556,600               1,025,700
                                                                      ---------------------------------------------
            Total liabilities                                                  227,409,600             215,729,500
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                     -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,071,567 and 2,063,284 shares
         issued and outstanding, respectively                                      683,600                 680,900
     Additional capital                                                          8,241,400               8,199,000
     Retained earnings                                                          14,046,200              12,494,400
     Accumulated other comprehensive income                                          6,200                 584,700
                                                                      ---------------------------------------------
            Total stockholders' equity                                          22,977,400              21,959,000
                                                                      ---------------------------------------------

                                                                      $        250,387,000     $       237,688,500
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.



                                  Consolidated Statements of Income (Unaudited)

                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                            ---------------------------------   ----------------------------------
                                                  2005              2004               2005              2004
-------------------------------------------------------------------------------------------------------------------


Interest and dividend income
    Loans                                   $      2,898,400    $   2,373,200      $    8,241,600    $   6,631,100
    Investments
       Taxable interest                              332,800          339,400             976,800          943,900
       Tax-exempt interest                            34,300           33,700             103,700          106,100
       Dividends                                      45,900           20,800             127,400          116,700
                                            ------------------------------------  ---------------------------------
          Total interest and dividend income       3,311,400        2,767,100           9,449,500        7,797,800
                                            ------------------------------------  ---------------------------------

Interest expense
    Deposits                                         854,300          785,900           2,512,800        2,225,400
    FHLB/other advances                              312,000           57,200             671,800          163,700
                                            ------------------------------------  ---------------------------------
          Total interest expense                   1,166,300          843,100           3,184,600        2,389,100
                                            ------------------------------------  ---------------------------------

Net interest income                                2,145,100        1,924,000           6,264,900        5,408,700

Provision for loan losses                             86,200          104,700             246,400          314,100
                                            ------------------------------------  ---------------------------------

Net interest income after
    provision for loan losses                      2,058,900        1,819,300           6,018,500        5,094,600
                                            ------------------------------------  ---------------------------------

Noninterest income
    Deposit account fees                             327,100          331,900             934,600          968,400
    Loan fees                                         28,900           14,400              80,000           66,000
    Mortgage banking fees                             45,200              300             123,100              300
    Commissions on investment brokerage sales         43,500           20,900             107,900           78,500
    Gains (losses) on sales of securities             10,100                -             170,300           93,400
    Gains on sale of real estate                     150,800                -             150,800                -
    Other                                             67,000           68,900             192,000          208,100
                                            ------------------------------------  ---------------------------------
          Total noninterest income                   672,600          436,400           1,758,700        1,414,700
                                            ------------------------------------  ---------------------------------

Noninterest expense
    Compensation and employee
       benefits                                      809,400          604,400           2,330,100        1,806,200
    Occupancy and equipment                          392,300          356,500           1,204,000          993,400
    Data processing                                  196,500          179,500             569,400          499,400
    Professional fees                                 98,000           53,600             222,700          137,900
    Advertising and promotion                         34,000           31,700             119,600           86,000
    Other                                            186,700          167,300             510,700          441,000
                                            ------------------------------------  ---------------------------------
          Total noninterest expense                1,716,900        1,393,000           4,956,500        3,963,900
                                            ------------------------------------  ---------------------------------

Income before income taxes                         1,014,600          862,700           2,820,700        2,545,400

Income taxes                                         314,500          269,500             875,800          795,300
                                            ------------------------------------  ---------------------------------

Net income                                  $        700,100    $     593,200      $    1,944,900    $   1,750,100
                                            ====================================  =================================

Cash Dividends Declared Per Share           $           0.07    $        0.06      $         0.19    $        0.16
                                            ====================================  =================================

Earnings Per Common Share:
       Basic                                $           0.34    $        0.29      $         0.94    $        0.85
                                            ====================================  =================================

       Diluted                              $           0.33    $        0.28      $         0.92    $        0.83
                                            ====================================  =================================



                    The accompanying notes are an integral part of these financial statements.


                                         Consolidated Statements of Stockholders' Equity


----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       Other
                                         Number of      Common       Additional       Retained       Comprehensive
                                          Shares        Stock          Capital        Earnings       Income (Loss)       Total
                                        ----------  -------------------------------------------------------------------------------


Balance, December 31, 2003               2,061,724    $   680,400    $  8,164,600    $ 10,595,300    $      760,900   $  20,201,200

Common stock cash dividend
    declared                                     -              -               -        (329,900)                -        (329,900)

Exercise of stock options                      720            200           5,700               -                 -           5,900

Repurchase of common stock                       -              -               -               -                 -               -

Comprehensive income                             -              -               -       1,750,100          (217,700)      1,532,400
                                         -------------------------------------------------------------------------------------------

Balance, September 30, 2004 (Unaudited)  2,062,444    $   680,600    $  8,170,300    $ 12,015,500    $      543,200   $  21,409,600
                                         ----------     ----------    ------------     -----------     -------------    ------------


Balance, December 31, 2004               2,063,284    $   680,900    $  8,199,000    $ 12,494,400    $      584,700   $  21,959,000

Common stock cash dividend
    declared                                     -              -               -        (393,100)                -        (393,100)

Exercise of stock options                    8,283          2,700          42,400               -                 -          45,100

Comprehensive income (loss)                      -              -               -       1,944,900          (578,500)      1,366,400
                                         ----------  -------------------------------------------------------------------------------


Balance, September 30, 2005 (Unaudited)  2,071,567    $   683,600    $  8,241,400    $ 14,046,200    $        6,200   $  22,977,400
                                         ==========  ===============================================================================






                           The accompanying notes are an integral part of these financial statements.



                        Consolidated Statements of Cash Flows


                                                      Nine Months Ended September 30,
                                                      --------------------------------
                                                           2005             2004
--------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                        $    1,944,900    $   1,750,100
    Adjustments to reconcile to net cash
       provided by operating activities:
         Provision for loan losses                           246,400          314,100
         Depreciation and amortization                       543,800          384,500
         Amortization of premium and accretion
            of discount on securities, net                    51,400           54,000
         Gain on sale of investment securities              (170,300)         (93,400)
         Gain on sale of real estate                        (150,800)               -
         Loss on disposal of fixed assets                      6,800            2,600
         Increase in cash surrender value of life insurance (100,600)        (101,300)
         Changes in:
            Deferred loan fees                               102,600           35,400
            Other assets                                      36,900              100
            Other liabilities                               (469,100)         (28,900)
                                                      --------------------------------
            Net cash flows from operating activities       2,042,000        2,317,200
                                                      --------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities             (1,476,800)      (3,445,800)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                       2,882,100        4,182,400
    Purchase of other investments                         (2,961,700)        (195,300)
    Proceeds from maturities, sales and calls of
       other investments                                   2,311,500           39,900
    Proceeds from sale of real estate                        323,100                -
    Loan originations, net of repayments                 (13,472,700)     (28,621,900)
    Purchase of premises and equipment                      (191,800)      (2,782,900)
                                                      --------------------------------
            Net cash flows from investing activities     (12,586,300)     (30,823,600)
                                                      --------------------------------



                        Consolidated Statements of Cash Flows

                                                      Nine Months Ended September 30,
                                                      --------------------------------
                                                           2005             2004
--------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase in demand deposits                   $    4,439,200    $  20,473,800
    Net increase (decrease) in time deposits              (1,590,000)      12,368,200
    Proceeds from FHLB advances                          106,000,000       43,452,000
    Repayments of FHLB advances                          (96,700,000)     (46,752,000)
    Proceeds from exercise of stock options                   45,100            5,900
    Payment of dividends on common stock                    (393,100)        (329,900)
                                                      --------------------------------
            Net cash flows from financing activities      11,801,200       29,218,000
                                                      --------------------------------

Change in cash and cash equivalents                        1,256,900          711,600

Cash and cash equivalents, beginning of period             9,415,000        5,793,800
                                                      --------------------------------

Cash and cash equivalents, end of period              $   10,671,900    $   6,505,400
                                                      ================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest          $    3,084,200    $   2,309,200
    Cash paid during the period for income taxes      $      728,500    $     729,600
    Conversion of Trust Preferred Stock investment
    to common stock                                   $       72,000    $      75,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2005 and 2004.



                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                             -------------------------------------    ------------------------------------------
                                                    2005               2004                   2005                  2004
                                             ----------------    -----------------    ------------------      ------------------


Net income (numerator, basic and diluted)       $   700,100          $   593,200         $    1,944,900         $    1,750,100
Weighted average shares outstanding
(denominator)                                     2,071,300            2,062,300              2,070,000              2,062,200
                                             ----------------     ----------------    ------------------      ------------------

Earnings per common share - basic               $      0.34          $      0.29         $         0.94         $         0.85
                                             ================     ================    ==================      ==================

Effect of dilutive securities:

Weighted average shares outstanding               2,071,300            2,062,300              2,070,000              2,062,200
Effect of stock options                              34,000               33,500                 31,600                 32,800
                                             ----------------     ----------------    ------------------      ------------------
Diluted average shares outstanding
(denominator)                                     2,105,300            2,095,800              2,101,600              2,095,000
                                             ----------------     ----------------    ------------------      ------------------

Earnings per common share -
assuming dilution                               $      0.33          $      0.28         $         0.92         $         0.83
                                             ================     ================    ==================      ==================




NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2005 and 2004:


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2005              2004
                                                 -----------------  ----------------


Net income                                            $ 1,944,900       $ 1,750,100
Other comprehensive loss                                 (578,500)         (217,700)
                                                 -----------------  ----------------

Total comprehensive income                            $ 1,366,400       $ 1,532,400
                                                 =================  ================



NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2005 and 2004.


                                                  Nine Months Ended September 30,
                                                 -----------------------------------
                                                       2005              2004
                                                 -----------------  ----------------


Unrealized gains on
      available-for-sale securities:
Unrealized holding losses
      arising during the period                         $(745,700)        $(267,600)
Less: reclassification adjustment
      for gain included in income                        (170,300)          (93,400)
                                                 -----------------  ----------------

Total other comprehensive loss
     before tax effect                                   (916,000)         (361,000)

Tax benefit                                               337,500           143,300
                                                 -----------------  ----------------

Net unrealized loss                                     $(578,500)        $(217,700)
                                                 =================  ================



NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2005 and 2004:



                                                                                        Elimination of
                                                                                         Intersegment
(In thousands)                             Virginia       Maryland        Other          Transactions         Total
                                          ----------     -----------    -----------    ----------------     ----------


Net Interest Income:
    Nine months ended September 30, 2005    $  4,469       $  1,249      $    454        $      93           $  6,265
    Nine months ended September 30, 2004    $  3,826       $    942      $  1,005        $    (364)          $  5,409

Assets:
    September 30, 2005                      $189,175       $ 47,389      $ 52,357        $ (38,534)          $250,387
    December 31, 2004                       $178,140       $ 47,566      $ 53,756        $ (41,773)          $237,689



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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005 and 2004. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at September 30, 2005 and 2004.





                                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                               -----------------------------------    -------------------------------------
                                                     2005                 2004               2005               2004
                                               ----------------   ----------------    -----------------    ----------------

(Dollars in thousands, except per share data)

Net income, as reported                            $ 700,100           $ 593,200          $ 1,944,900        $ 1,750,100
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                    -                   -             (116,600)           (60,200)
                                               ----------------   ----------------    -----------------    ----------------

Pro forma net income                               $ 700,100           $ 593,200          $ 1,828,300        $ 1,689,900
                                               ================   ================    =================    ================

Earnings per share:

Basic - as reported                                $    0.34           $    0.29          $      0.94        $      0.85
                                               ================   ================    =================    ================
Basic - pro forma                                  $    0.34           $    0.29          $      0.88        $      0.82
                                               ================   ================    =================    ================

Diluted - as reported                              $    0.33           $    0.28          $      0.92        $      0.83
                                               ================   ================    =================    ================
Diluted - pro forma                                $    0.33           $    0.28          $      0.87        $      0.81
                                               ================   ================    =================    ================




NOTE 6 - SUBSEQUENT EVENT

During October 2005, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on November 1, 2005 to shareholders of record on October 24, 2005.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended September 30, 2005 was $700,100, or $0.33 per diluted share, compared to net income of $593,200, or $0.28 per diluted share, for the same period of the prior year. Earnings for the nine months ended September 30, 2005 increased to $1.94 million, compared to $1.75 million for the 2004 nine month period. Earnings during the three and nine month periods benefited from several factors, including continued loan growth, increasing activity in the bank's mortgage banking sector, a gain on the sale of real estate and gains on sales of securities. Other factors impacting earnings during the first nine months of 2005 included additional depreciation and operating costs associated with the Company's new headquarters facility, depreciation expense related to upgrading the Company's computer systems, increased employee compensation and benefits expense resulting from normal salary adjustments, an increase in fulltime equivalent employees and an increase in professional fees associated with meeting the requirements of Sarbanes-Oxley.

Net Interest Income

Net interest income increased 11.5% to $2.15 million and 15.8% to $6.26 million for the three and nine months ended September 30, 2005, respectively, compared to $1.92 million and $5.41 million, respectively, for the same period in 2004. The increase reflects an 18.5% growth in average loans during the September 2005 nine month period as compared to the same period of 2004. Additionally, the Company's net interest margin was higher at 3.72% for the nine months ended September 30, 2005, compared to 3.69% for the 2004 nine month period. The increase in net interest margin over 2004 resulted primarily from the Bank being asset sensitive during a period of rising interest rates that has occurred since mid 2004. Yields on adjustable loans with indices attached to the prime interest rate and similar floating rates benefited from the increase in short-term interest rates by the Federal Reserve.

Average earning assets for the nine month period ending September 2005 increased $29.1 million over the September 2004 period. Loan growth, led by commercial and residential real estate loan production, made up the majority of this increase with average total loans $28.9 million higher during the September 2005 nine month period as compared to the same period of 2004. Average commercial loans increased $13.1 million, or 23.1%, while average residential real estate mortgages increased 19.3%. Average investment securities were mostly flat during the period, reflecting the liquidity demands generated by the loan growth. Average total deposits increased by $14.0 million, with strong growth occurring in interest-bearing checking and savings accounts and noninterest-bearing demand deposit accounts. During the nine month period ended September 30, 2005, average interest-bearing checking and savings and noninterest-bearing demand deposits grew by $7.4 million and $4.9 million, respectively, representing increases of 10.2% and 21.8%, respectively, when compared to the September 2004 period. Increased funding in these areas has provided the Company with a lower-costing liquidity source to fund loan growth and, therefore, benefiting net interest margin. During the period ended September 30, 2005, average time deposit balances increased by $1.6 million, or 2.0%, as compared to the 2004 period. Increased competition for deposits at a reasonable cost has increased the Company's reliance on Federal Home Loan Bank ("FHLB") advances to fund liquidity needs during the period. Accordingly, average FHLB advances increased $15.5 million during the period ended September 30, 2005 as compared to the September 2004 period.

Interest and dividend income was $3.31 million and $9.45 million for the three and nine month periods ended September 30, 2005, representing increases of 19.7% and 21.2%, respectively, over the comparable 2004 amounts. As discussed above, continued loan growth and improving interest rates on loans positively impacted interest and dividend income during the period. Loan yields improved by 27 basis points from September 2004 to September 2005, while investment yields increased by 5 basis points over the same period.

Average deposit growth of 7.8%, a 131.6% increase in average FHLB advances and rising interest rates contributed to interest expense increasing 38.3% to $1.17 million and 33.3% to $3.18 million for the three and nine month periods ended September 30, 2005, respectively. Market pressure has caused the Bank to raise its deposit rates to maintain adequate funding to grow the Company. The average rate on interest-bearing liabilities for the nine months ended September 30, 2005 was 2.20%, compared to 1.89% incurred in 2004. Interest rates on checking and savings accounts and FHLB advances represented the greatest impact on the Bank's cost of funding by increasing 18 basis points and 145 basis points, respectively, while time deposit costs continue to increase with a 16 basis points rise during the 2005 nine month period as compared to the 2004 period.

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



                                   Average Balances, Income and Expenses, Yields and Rates

                                                                     Nine Months Ended September 30,
                                           ------------------------------------------------------------------------------------
                                                              2005                                       2004
                                           -----------------------------------------    ---------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           ------------    -----------  -----------    -----------    -----------  -----------


Assets:
       Securities (1)                      $     38,888   $      1,202        4.12%   $     39,491   $      1,205        4.07%
       Loans (net of unearned income):
             Real estate mortgage                96,609          4,055        5.60%         80,954          3,453        5.69%
             Commercial                          69,944          3,321        6.33%         56,811          2,492        5.85%
             Home equity lines                   15,799            715        6.03%         15,540            521        4.47%
             Consumer                             2,288            151        8.80%          2,477            165        8.88%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   184,640          8,242        5.95%        155,782          6,631        5.68%
       Interest-bearing deposits
             in other banks                       2,951             60        2.71%          2,139             17        1.06%
                                             -----------                                -----------
                                                            -----------                                -----------
                  Total earning assets          226,479          9,504        5.59%        197,412          7,853        5.30%
                                                            -----------                                -----------
       Less: allowance for loan losses           (2,535)                                    (2,146)
       Total nonearning assets                   19,926                                     17,606
                                             -----------                                -----------
       Total assets                        $    243,870                               $    212,872
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     80,597   $        488        0.81%   $     73,164   $        344        0.63%
             Time deposits                       85,409          2,025        3.16%         83,772          1,883        3.00%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      166,006          2,513        2.02%        156,936          2,227        1.89%

       FHLB advances                             27,310            672        3.28%         11,793            162        1.83%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   193,316          3,185        2.20%        168,729          2,389        1.89%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     27,380                                     22,471
             Other liabilities                      581                                        450
                                             -----------                                -----------

       Total liabilities                        221,277                                    191,650
       Stockholders' equity                      22,593                                     21,222
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    243,870                               $    212,872
                                             ===========                                ===========

       Net interest income (1)                            $      6,319                               $      5,464
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.39%                                      3.41%
       Net interest margin (1)(2)(4)                                          3.72%                                      3.69%


(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $54,000 and $55,000 for the nine months ended
         September 30, 2005 and 2004, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.


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

The following table presents the Company's interest sensitivity position at September 30, 2005. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.



                                                   Interest Sensitivity Analysis

                                                                      September 30, 2005
                                        -----------------------------------------------------------------------------------------
                                            Within         91-365           1 to 5              Over
(In Thousands)                              90 Days         Days            Years              5 Years              Total
                                        --------------  ------------  -----------------  ------------------   -------------------

Interest-Earning Assets:
       Loans (1)                        $      51,604   $    41,673   $         91,952   $           6,544    $          191,773
       Securities                               9,369         3,215             19,205               5,630                37,419
       Money market and other
           short term securities                3,125             -                  -                   -                 3,125
       Other earning assets                         -             -                  -               3,381                 3,381
                                        --------------  ------------  -----------------  ------------------   -------------------

       Total earning assets             $      64,098   $    44,888   $        111,157   $          15,555    $          235,698
                                        ==============  ============  =================  ==================   ===================
       Cumulative earning assets        $      64,098   $   108,986   $        220,143   $         235,698    $          235,698
                                        ==============  ============  =================  ==================   ===================


Interest-Bearing Liabilities:
       Money market savings             $      28,698   $         -   $              -   $               -    $           28,698
       Interest checking (2)                        -             -             28,789                   -                28,789
       Savings (2)                              1,402           762             21,180                   -                23,344
       Certificates of deposit                  9,718        25,351             47,895               1,179                84,143
       FHLB advances                           22,700             -              8,000                 567                31,267
                                        --------------  ------------  -----------------  ------------------   -------------------

       Total interest-bearing
        liabilities                     $      62,518   $    26,113   $        105,864   $           1,746    $          196,241
                                        ==============  ============  =================  ==================   ===================
       Cumulative interest-bearing
        liabilities                     $      62,518   $    88,631   $        194,495   $         196,241    $          196,241
                                        ==============  ============  =================  ==================   ===================

       Period gap                       $       1,580   $    18,775   $          5,293   $          13,809    $           39,457
       Cumulative gap                   $       1,580   $    20,355   $         25,648   $          39,457    $           39,457
       Ratio of cumulative interest-
        earning assets to interest-
        bearing liabilities                    102.53%       122.97%            113.19%             120.11%               120.11%
       Ratio of cumulative gap to total
           earning assets                        0.67%         8.64%             10.88%              16.74%                16.74%


(1) Includes nonaccrual loans of $1.19 million, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.




Noninterest Income

         Noninterest income was $672,600 during the three months ended September 30, 2005, as compared to $436,400 for the same period in 2004. Noninterest income for September 2005 nine month period was $1.76 million, compared to $1.41 million for the same period in 2004. Noninterest income continued to benefit from the Bank's new mortgage banking operation with fees of $45,200 and $123,100 during the 2005 three and nine months periods, respectively, while lower insufficient funds fees caused a decline in deposit fees during the same periods as compared to 2004. Gains on sales of securities positively impacted 2005 quarterly and nine month earnings by $10,100 and $170,300, respectively, while earnings were not impacted by security sales during the September 2004 quarter but benefited by $93,400 from such transactions for the September 2004 nine month period. Additionally, the bank received $323,100 in net proceeds from the sale of real estate that was secured by a previously filed deficiency judgment. Prior to the sale, the Bank also obtained an ownership interest position in the property. $172,300 of the net sale proceeds was restored to the allowance for loan losses which represented the recovery of amounts previously written off, while the remaining $150,800 represented a gain on the sale of the real estate based on the Bank's ownership interest in the property and was included in noninterest income for the September 2005 quarter.

Provision for Loan Losses

Provision for loan losses was $86,200 and $246,400 for the three and nine month periods ended September 30, 2005, respectively, compared to $104,700 and $314,100 for the same periods of 2004. Asset quality remained good during the quarter triggering a reduction in the provision. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.72 million for the three months ended September 30, 2005, compared to $1.39 million during the same period of 2004, representing an increase of 23.3%. Noninterest expenses for the nine months ended September 30, 2005 were $4.96 million, compared to $3.96 million during the same period of 2004, representing an increase of 25.0%. The increase resulted from the depreciation and operating costs associated with the Company's new headquarters facility opened during August 2004 that combined operations and corporate offices and depreciation expense related to upgrading the Company's computer systems. These expenditures were incurred to accommodate continued asset growth within the Company. Increased employee compensation and benefits expense since September 2004 also impacted noninterest expense, resulting from normal salary adjustments and an increase in fulltime equivalent employees, including the addition of a mortgage banking producer, an additional Shore Investments Inc. investment advisor in our Virginia market, a Sarbanes-Oxley administrator and other employees to accommodate the Company's growth. Professional fees associated with meeting the requirements of Sarbanes-Oxley have also significantly impacted noninterest expense.

Financial Condition

During the nine months ended September 30, 2005, the Company's assets increased by $12.7 million from $237.7 million at December 31, 2004 to $250.4 million at September 30, 2005. Growth in net loans of $13.0 million represented the majority of this increase while other asset categories remained relatively flat during the period. Favorable market conditions continued to benefit loan volumes.

Deposits grew to $195.6 million from December 2004 to September 2005. Interest-bearing demand, savings and time deposit account balances declined by a total of $3.3 million, while noninterest-bearing deposits grew by $6.1 million. The lack of substantial deposit growth created the need to fund the loan growth with FHLB advances, which increased by $9.3 million during the period.

Stockholders' equity was $23.0 million at September 30, 2005, representing an increase of $1.0 million since December 31, 2004. Comprehensive income benefited from $1.94 million of net income during the nine month period, but the increase in interest rates caused the value of the Company' investment portfolio to decline by $578,500 (net of the tax effect). The Company also paid common stock dividends of $393,100 ($0.19 per share) during the period.

During October 2005, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on November 1, 2005 to shareholders of record on October 24, 2005.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $1.19 million at September 30, 2005, compared to $950,000 at December 31, 2004. As to nonaccrual loans existing at September 30, 2005, approximately $16,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. The Company has not identified any other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At September 30, 2005, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.4 million. In addition, other performing loans, totaling $2.8 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                     Nonperforming Assets


                                                                                 September 30,               December 31,
(In Thousands)                                                                       2005                        2004
                                                                            ------------------------   -------------------------


Nonaccrual loans:
       Commercial                                                              $                253      $                  374
       Real estate mortgage                                                                     791                         272
       Home equity lines of credit                                                                -                         120
       Consumer                                                                                 142                         184
                                                                                 -------------------       ---------------------

       Total nonaccrual loans                                                                 1,186                         950
Other real estate owned                                                                           -                           -
                                                                                 -------------------       ---------------------

       Total nonperforming assets                                              $              1,186      $                  950
                                                                                 ===================       =====================

Loans past due 90 or more days
       accruing interest                                                                          -                           -
Allowance for loan losses to
       nonaccrual loans                                                                     238.28%                     253.05%
Nonperforming assets to period end
       loans and other real estate owned                                                      0.63%                       0.53%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                                   Allowance for Loan Losses


                                                                                        Nine Months Ended September 30,
                                                                                 -----------------------------------------------
(In Thousands)                                                                          2005                       2004
                                                                                 -------------------       ---------------------

Balance, beginning of period                                                   $              2,404      $                2,002
Loans charged off:
       Commercial                                                                                 -                         (11)
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                 (14)                        (11)
                                                                                 -------------------       ---------------------

       Total loans charged-off                                                                  (14)                        (22)
                                                                                 -------------------       ---------------------

Recoveries:
       Commercial                                                                               173                           5
       Real estate mortgage                                                                       -                           -
       Consumer                                                                                  17                          12
                                                                                 -------------------       ---------------------

       Total recoveries                                                                         190                          17
                                                                                 -------------------       ---------------------

Net recoveries (charge-offs)                                                                    176                          (5)
Provision for loan losses                                                                       246                         314
                                                                                 -------------------       ---------------------

Balance, end of period                                                         $              2,826      $                2,311
                                                                                 ===================       =====================

Allowance for loan losses to loans
       outstanding at end of period                                                           1.47%                       1.36%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                                   238.28%                     244.55%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                            (0.095%)                      0.00%




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

At September 30, 2005, the Company had outstanding loan, line of credit and letter of credit commitments of $43.3 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2005 amounted to $35.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.26 million for the nine months ended September 30, 2005, compared to a increase of $711,600 million for the nine months ended September 30, 2004. Net cash from operating activities was $2.19 million for the nine months ended September 30, 2005, compared to $2.32 million during the same period of 2004. The changes reflect the earnings growth experienced during the quarter, offset by the payment of outstanding amounts on the Company's new headquarters building and other fluctuations in normal operating activities.

Net cash used in investing activities was $12.74 million during the nine months ended September 30, 2005, compared to net cash used in investing activities of $30.82 million for the nine months ended September 30, 2004. Stronger loan growth during the first nine months of 2004 than what occurred during 2005 constituted the majority of the difference, while purchases of premises and equipment during 2004 related to the new operations facility also increased investing activity during that period.

Net cash from financing activities was $11.80 million for the nine months ended September 30, 2005, compared to net cash from financing activities of $29.22 million for the nine months ended September 30, 2004. While net repayments of FHLB advances negatively impacted cash flows from financing activities during 2004, greater deposit growth during that period as compared to 2005 more than offset the effects of these payoffs.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $500,000 in dividends to the Company during the nine months ended September 30, 2005. The Bank did not pay dividends to the Company during the first nine months of 2004. At September 30, 2005, the Bank's retained earnings available for the payment of dividends was $5.5 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2005, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2005 and December 31, 2004.


                                          Analysis of Capital

                                                                   September 30,        December 31,
(In Thousands)                                                         2005                 2004
                                                                 ------------------  -------------------

Tier 1 Capital:
       Common stock                                               $            684     $            681
       Additional paid-in capital                                            8,241                8,199
       Retained earnings                                                    14,046               12,494
       Accumulated other comprehensive income                                    6                  585
                                                                    ---------------      ---------------
             Total capital (GAAP)                                           22,977               21,959
       Less: Intangibles                                                      (495)                (526)
       Net unrealized gain on debt and equity securities                        (6)                (585)
                                                                    ---------------      ---------------
             Total Tier 1 capital                                           22,476               20,848


Tier 2 Capital:
       Allowable allowances for loan losses                                  2,147                2,007
       Net unrealized gains on equity securities                                91                  289
                                                                    ---------------      ---------------
             Total Tier 2 capital                                 $         24,714     $         23,144
                                                                    ===============      ===============

Risk-weighted assets                                              $        175,153     $        163,642

Capital Ratios:
       Tier 1 risk-based capital ratio                                      12.83%               12.74%
       Total risk-based capital ratio                                       14.11%               14.14%
       Tier 1 capital to average adjusted
             total assets                                                    9.20%                9.62%







Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company uses a third party provider to perform computer modeling methodologies that assist in determining the overall magnitude of interest sensitivity risk. Based on these methodologies, management formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. Management considers the current interest rate environment, the state of the local and national economy and other financial and business risk factors when making these decisions.

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at September 30, 2005. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $240,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $114,000.

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

As with any modeling techniques, certain limitations and shortcomings are inherent in the Company's methodology. Significant assumptions must be made in the calculation including: (1) growth in volume or balance sheet mix; (2) constant market interest rates reflecting the average rate from the last month of the given quarter; and (3) pricing spreads to market rates derived from an historical analysis, or from assumptions by instrument type. Additionally, the computations do not contemplate certain actions management could undertake in response to changes in interest rates.


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

Controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Certifications pursuant to subsections 302 and 906 of the
                Sarbanes-Oxley Act of 2002.
(b)      Form 8-K was filed during October 2005 relative to the Company's
                September 30, 2005 earnings release dated October 18, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                         November 14, 2005
-------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                         November 14, 2005
-------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: November 14, 2005
                                          /s/ Scott C. Harvard
                                          -------------------------------------
                                          Scott C. Harvard
                                          President and Chief Executive Officer

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


Date: November 14, 2005
                                  /s/ Steven M. Belote
                                  ------------------------------------------
                                  Steven M. Belote
                                  Chief Financial Officer and Vice President

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  November 14, 2005





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

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  November 14, 2005





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.