Form 10-K
period 2005-12-31
SHORE FINANCIAL CORP
filed 2006-03-20
CIK 1045690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-23847

SHORE FINANCIAL CORPORATION

(Exact name of registrant in its charter)

VIRGINIA	54-1873994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25020 Shore Parkway, Onley, Virginia 23418

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (757) 787-1335

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.33 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2005, the aggregate market value of the 1,715,076 shares of Common Stock of the Registrant outstanding on such date, excluding shares held by affiliates of the Registrant, was approximately $30.9 million. This figure is based on the closing price of $17.99 per share of the Registrant’s Common Stock on June 30, 2005.

Indicate the number of shares outstanding of each of the Registrant classes of common stock as of March 10, 2006.

Class	Outstanding at March 10, 2006
Common Stock, $0.33 par value	2,076,367

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s definitive proxy statement to be used in conjunction with the Registrant’s 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets primarily consist of its investment in the Bank and approximately $4.3 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered Federal Reserve member commercial bank that began business in 1961. The Company and the Bank are headquartered in Onley, Virginia.

The Bank operates out of a 19,000 square foot headquarters and operations facility and delivers its banking services through seven full-service banking centers located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 26.0% market share of the banking deposits in the Accomack and Northampton Counties in Virginia and 3.2% of the market share in Wicomico County Maryland, based on June 30, 2005 deposit information. At December 31, 2005, the Company had consolidated assets of $247.4 million, Bank deposits of $189.0 million and stockholders’ equity of $23.6 million. Eighty-five dedicated employees staff the Company’s facilities.

The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, Internet banking, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. The Bank is a leading real estate lender in its Virginia markets. For consumers, the Bank offers a totally free checking account, along with telephone and Internet banking services, check cards, free use of the Bank’s nineteen ATMs, and a full compliment of retail banking products. Of the nineteen ATMs, thirteen of these machines were added during 2005 and are located at several locations of a national grocery store chain and a convenience store chain in the Bank’s Virginia and Maryland markets. During 2004, the Bank opened a mortgage banking division that offers a wide variety of residential loans, which are originated on a pre-sold basis. The Bank does not securitize these loans.

The Company also offers other services that complement the core financial services offered by the Bank. The Bank’s subsidiary, Shore Investments, Inc. (“Shore Investments”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the two locations and the Bank’s seven banking centers. During 2004, Shore Investments opened an investment office managed by a Certified Financial Planner in its Maryland market. During 2005, Shore Investments opened a second investment office in Virginia managed by a new investment officer with over fifteen years of experience in the investment brokerage field. Shore Investments has also invested in a Virginia title insurance agency that enables the Bank to offer title insurance policies to its real estate loan customers.

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

The Eastern Shore of Virginia is 20 miles by bridge and tunnel from Hampton Roads, Virginia (Norfolk, Virginia Beach, Chesapeake, Portsmouth, Hampton, Suffolk), one of the largest population centers in the country. Tourism and agriculture, along with poultry and seafood processing are the predominant industries on the Eastern Shore.

Northamption County, Virginia has experienced significant development in recent years, especially on the southern end of the county. A planned-unit development named Bay Creek opened in spring 2001 that includes a 3,000-unit gated community and two golf courses designed by golf legends Arnold Palmer and Jack Nicklaus.

Accomack County, Virginia is the home of NASA’s Wallops Island Space Facility and the Regional Space Port Authority, as well as the tourist destinations of Chincoteague Island and the Assateague National Wildlife Refuge that draws over one million visitors annually. Residential development has accelerated in Accomack County with pressure expected to continue in coming years.

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

Competition

In its market area, the Bank competes with regional commercial banks and independent community banks with multiple offices on the Eastern Shore. These and certain other non-bank competitors may have greater financial resources, diversified markets, and branch networks than the Bank and may be able to offer similar services at varying costs with higher lending limits. With nationwide banking, the Bank also faces the prospect of additional competitors entering its market area.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $52.9 million.

One-to-Four Family Residential Real Estate and Land Lending. The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences and land, virtually all of which are located in its market area. At December 31, 2005, one-to-four family real estate and land loans aggregated $97.2 million or 49.7% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Generally, loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer fifteen year fixed rate home equity and purchase money mortgages on a more restrictive basis and offers conforming fixed rate mortgages through its mortgage banking division. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2005, construction loans outstanding were $9.0 million or 4.6% of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development. At December 31, 2005, commercial real estate loans aggregated $61.9 million or 31.7% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 5 years, generally amortize over 5 to 15 years and may have a call provision. The Bank’s commercial real estate loans are secured by properties in its market area.

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

Commercial Loans. At December 31, 2005, commercial loans aggregated $9.6 million or 4.9% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its large commercial exposures. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow generated by its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2005, the Bank had consumer loans of $17.9 million or 9.1% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $100,000. The Bank originates virtually all of its consumer loans in its market area

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

At December 31, 2005, the Company had 77 full-time and 8 part-time employees. The Company considers relations with its employees to be good.

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

The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 and the rules and regulations enacted pursuant thereto (the “SOX Act”), the corporate responsibility and accounting reform legislation signed into law on July 30, 2002. Parts of the SOX Act that already are effective include provisions that (i) require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company chief executive officers and chief financial officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for deminimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes in their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created Public Company Accounting Oversight Board (“PCAOB”) authorized by the SOX Act. The Company has incurred significant expense to comply with the SOX Act and management anticipates a significant ongoing expense will be necessary to meet the requirements of the SOX Act and, therefore, the regulations adopted by the SEC and the PCAOB may continue to significantly impact earnings in future periods.

The Bank

General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Virginia State Corporation Commission’s (“SCC”) Bureau of Financial Institutions. The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements. The SCC completed its most recent examination in February 2004, while the Federal Reserve completed a compliance examination of the Bank during November 2002 and a safety and soundness examination during April 2005. Federal and state laws preclude the Bank from disclosing the results of these examinations.

Insurance of Accounts. The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. A majority of the deposits of the Bank are subject to the deposit insurance assessments of the Savings Association Insurance Fund (“SAIF”). However, a portion of the Bank’s deposits is subject to assessments imposed by the Bank Insurance Fund (“BIF”). The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from zero ($2,000 minimum) to 0.27 percent of a bank’s average assessment base, depending on the institutions capital position and other supervisory factors.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the SAIF creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2005, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.54%, 11.28% and 7.97%, respectively.

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

GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA provided for a new type of company, the “financial holding company.” A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

•	Securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

•	Insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. While the Company meets the requirements to become a financial holding company, it has not elected to be treated as a financial holding company under GLBA at this time.

GLBA, and certain regulations issued by federal banking agencies, also provide protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist attacks. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed a security officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Reporting Terrorist Activities. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations will also be subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the deposit operations of the Bank will be subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Item 1A.	RISK FACTORS

General economic conditions, either national or in the markets where the Company operates, may become unfavorable.

The Company is affected by general economic conditions in the United States and, in particular, the markets in which it operates. An economic downturn within the Company’s markets or the nation as a whole could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

Due to the limited number of markets in which the Company operates, it is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the Company does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

The Company’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services offerings to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, the Company’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which the Company is engaged.

The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Company is exposed to operational risk.

Similar to any corporation, the Company is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Given the volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

Changes in interest rates could affect the Company’s income and cash flows.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect the Company and its shareholders.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The preparation of the Company’s financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of the Company’s most critical estimates are the level of the allowance for credit losses and the valuation of certain assets, including available-for-sale investment securities and real estate owned. Due to the inherent nature of these estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant loss or impairment of its investment securities and real estate owned assets. For more information on the sensitivity of these estimates, refer to the Critical Accounting Policies and Judgments section.

The Company’s stock price may fluctuate.

The Company’s stock price is publicly traded and, therefore, several factors exist that could cause the price to fluctuate substantially in the future. These factors include:

•	actual or anticipated variations in earnings;

•	changes in analysts’ recommendations or projections regarding bank stocks;

•	the Company’s announcements of developments related to its businesses;

•	operating and stock performance of other companies deemed to be peers;

•	new technology used or services offered by traditional and non-traditional competitors;

•	news reports of trends, concerns and other issues related to the financial services industry; and

•	the low transaction volume of the Company’s stock.

The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

Even though the Company’s common stock is currently traded on the Nasdaq Stock Market’s National Market, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in the Company’s common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the stock exchanges. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. Additionally, volatility of the stock price may occur on relatively small trading volumes of the Company’s stock.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. The Company can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair The Company’s future ability to raise capital through sales of its common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments currently outstanding.

Item 2.	PROPERTIES

The Company’s headquarters is located at 25020 Shore Parkway, Onley, Virginia, a two story colonial brick building built in 2004 that houses the Company’s corporate offices and operations center. The Bank operates seven branch banking offices (5 in Virginia and 2 in Salisbury, Maryland), owning six of them free of any encumbrances and the other the Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2009, with two remaining five-year renewals. Shore Investments leases office space under an agreement expiring in 2010, with two optional five-year renewal periods.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

Item 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the Nasdaq National Market under the symbol “SHBK.” The following table sets forth the per share high and low closing prices along with dividends that were paid quarterly on the common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low	Cash Dividends Paid
2004
First Quarter	$17.49	$15.61	$0.050
Second Quarter	17.00	16.05	0.050
Third Quarter	16.25	15.15	0.060
Fourth Quarter	20.00	15.16	0.060

2005
First Quarter	$20.79	$16.55	$0.060
Second Quarter	18.30	16.07	0.060
Third Quarter	19.00	17.36	0.070
Fourth Quarter	18.70	16.22	0.070

At February 10, 2006, there were 2,074,807 shares of common stock outstanding held by 979 stockholders of record.

Dividend Policy

On January 10, 2006, the Company declared a $0.07 per share quarterly cash dividend paid on February 1, 2006 to shareholders of record on January 23, 2006. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the year ended December 31, 2005, the Bank paid $500,000 in dividends to the Company, while the Bank did not pay any dividends to the Company during 2004. During February 2006, the Bank paid $1,000,000 in dividends to the Company.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders (1)	113,381	(2)	$13.02	207,800
Equity compensation plans not approved by shareholders	—		—	—
Total	113,381		$13.02	207,800

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Interest income	$12,851	$10,697	$9,501	$9,406	$9,917
Interest expense	4,414	3,275	3,275	3,716	4,929
Net interest income	8,437	7,422	6,226	5,690	4,988
Provision for loan losses	304	419	380	335	310
Noninterest income	2,379	1,920	1,889	1,375	1,251
Noninterest expense	6,644	5,559	4,780	4,156	3,882
Income taxes	1,193	1,011	893	802	616

Net income	$2,675	$2,353	$2,062	$1,772	$1,431

Per Share Data:
Net income—basic (3)	$1.29	$1.14	$1.01	$0.87	$0.68
Net income—dilutive (3)	1.27	1.12	1.00	0.86	0.68
Cash dividends (3)	0.26	0.22	0.17	0.12	0.12
Book value at period end	11.39	10.64	9.80	10.73	9.58
Tangible book value at period end	11.17	10.39	9.51	10.35	9.56
Average shares outstanding (000’s) (3)	2,071	2,062	2,037	2,034	2,083

Balance Sheet Data (period end):
Assets	$247,419	$237,689	$196,550	$179,993	$142,851
Loans, net of unearned income and allowance	192,697	175,995	140,207	116,810	104,096
Securities	32,351	38,972	40,611	47,183	28,058
Deposits	188,970	192,737	158,891	158,989	125,314
Stockholders’ equity	23,629	21,959	20,201	18,218	16,261

Performance Ratios:
Return on average assets	1.10%	1.08%	1.11%	1.12%	1.02%
Return on average equity	11.74%	11.01%	10.64%	10.31%	9.08%
Net interest margin	3.75%	3.72%	3.63%	3.82%	3.77%
Efficiency (1)	63.54%	59.47%	59.70%	59.01%	62.45%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.49%	1.35%	1.41%	1.35%	1.26%
Allowance for loan losses to nonaccrual loans	267.95%	253.05%	362.68%	182.37%	248.78%
Nonperforming assets to period end loans and foreclosed properties	0.56%	0.53%	0.39%	0.74%	0.51%
Net charge-offs (recoveries) to average loans	(0.08)%	0.01%	(0.01)%	0.05%	0.33%

Capital and Liquidity Ratios:
Leverage (2)	9.55%	9.24%	10.28%	10.12%	11.38%
Risk-based:
Tier 1 capital	13.21%	12.74%	14.37%	15.02%	15.67%
Total capital	14.53%	14.14%	15.74%	16.24%	16.89%
Average loans to average deposits	96.93%	87.60%	79.78%	80.56%	78.33%

(1)	Computed by dividing noninterest expense, net of nonrecurring expenses, by the sum of net interest income and noninterest income, net of security gains and losses.

(2)	Computed as a percentage of stockholders’ equity to period end assets.

(3)	Earnings per share, dividends per share and average share data adjusted in periods prior to 2004 to reflect 20% stock dividend paid by the Company during December 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company experienced another period of record earnings during the year ended December 31, 2005, primarily resulting from solid loan growth, a steady net interest margin and growth in noninterest income. Net income for the year ended December 31, 2005 was $2.68 million, compared to $2.35 million for 2004, an increase of 13.7%. Diluted earnings per share increased 13.4% in 2005 to $1.27 per share, compared to $1.12 in 2004. Return on assets (ROA) was 1.10% for the year ended December 31, 2005, compared to 1.08% for the year ended December 31, 2004, while return on average equity (ROE) improved to 11.74% for 2005, compared to 11.01% for 2004. The Bank’s net interest margin increased to 3.75% during the year ended December 31, 2005 compared to 3.72% during the year ended December 31, 2004. Yields on earning assets increased during the year as the Federal Reserve continued to maintain a monetary policy of tightening interest rates during 2005. The Bank’s cost of interest-bearing liabilities experienced similar increases during 2005 as interest rates and deposit competition increased during the year. The Company’s noninterest income increased to $2.4 million in 2005 from $1.9 million during the prior year. The Company’s efficiency ratio was 63.54% for the year compared to 59.47% for 2004, resulting from noninterest expenses increasing to $6.64 million from $5.56 million during 2004. This increase reflects additional costs associated with opening a new facility that combined operations and corporate offices, information systems upgrades and additional professional fees, primarily resulting from costs associated with meeting the requirements of Sarbanes-Oxley. Additionally, the Company continued to expand its ancillary service offerings by adding an investment officer with fifteen years of experience to its investment subsidiary, Shore Investments Inc.

Total assets grew to $247.4 million at December 31, 2005, compared to $237.7 million at December 31, 2004, primarily resulting from a 9.5% increase in loans. Total gross loans ended the year at $195.5 million, compared to $178.4 million at December 31, 2004, while total deposits ended the year at $189.0 million, compared to $192.7 million at December 31, 2004. The Bank’s mortgage loan portfolio, including construction loans, experienced the largest percentage growth during the year with an increase of 15.3% since December 2004, while commercial loans increased 5.0%. Increased competition inhibited deposit growth during the year, resulting in a decrease in year-end deposit balances. However, noninterest-bearing deposits continued to experience double-digit growth by increasing 17.8% since December 2004, while interest-bearing transaction accounts declined 5.4% and time deposits decreased 4.4% during the period. Total shareholders’ equity grew to $23.6 million at December 31, 2005, a 7.6% increase over the $22.0 million in equity at December 31, 2004.

During 2005, the quality of the Bank’s loan portfolio continued to be strong. The Bank experienced net loan recoveries of $143,000 during 2005 at a rate of 0.08% of total loans, while the level of nonperforming assets to period end loans was 0.56% at December 31, 2005. The Bank had no other real estate owned (“OREO”) or other foreclosed assets at December 31, 2005. The Bank maintained an allowance for loan losses to period end loans of 1.49% at the end of 2005.

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

Interest Income

2005 Compared to 2004

During the year ended December 31, 2005, the Company earned $12.9 million in interest income, compared to the $10.7 million earned for the year ended December 31, 2004. Growth in the Company’s loan portfolio and its asset-sensitive position during a period of rising interest rates resulted in the 20.1% increase in interest income. Additionally, the Company continued to improve its assets mix by shifting assets from the investment portfolio to the higher-yielding loan portfolio.

Securities yielded 4.21% during the year ended December 31, 2005, compared to 4.07% for the year ended December 31, 2004. Average securities declined by $1.1 million to $38.1 million during 2005 compared to $39.2 million during 2004. This decrease resulted from loan demand continuing to absorb available liquidity, benign deposit growth and a weak investment market, partially due to a flattening yield curve.

Loans yielded 6.03% during the year ended December 31, 2005, compared to 5.71% during 2004. Average total loans increased $26.2 million, or 16.4%, to $186.4 million during 2005 from $160.2 million during 2004. The bank’s average commercial loan portfolio experienced another year of significant growth with an increase of 20.2% since December 2004, while average mortgage loans (including construction loans) experienced solid growth with an increase of 17.1%. Average consumer loans (including home equity lines) were $18.0 million for the year ended December 31, 2005, relatively flat when compared to the $17.9 million average outstanding during the year ended December 31, 2004. Although short-term interest rates continued to rise during 2005, longer-term rates did not change significantly which allowed the real estate market to continue its expansion.

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

Interest Expense

2005 Compared to 2004

During 2005, an increase in the deposit market competition and a more opportunistic stock market inhibited the Bank’s ability to grow deposits. As a result, the Bank increased its reliance on wholesale funding to provide the liquidity needed to fund loan growth. Consequently, the Company’s interest expense increased $1.1 million to $4.4 million during the year ended December 31, 2005, as compared to $3.3 million during 2004. Average interest-bearing liabilities increased 12.2% to $193.4 million during the year ended December 31, 2005, as compared to $172.3 million during 2004, while the cost of interest-bearing liabilities increased 38 basis points from 1.90% during 2004 to 2.28% during 2005. Total average deposits, including noninterest-bearing demand deposits, increased 5.2% to $192.3 million during the year ended December 31, 2005 from $182.9 million during 2004. The Company’s cost of funds (including demand deposits) was 2.00% during 2005, compared to 1.68% for the year ended December 31, 2004.

Average checking and savings account balances were $79.6 million during 2005 and the cost of these funds for the year was 78 basis points, representing a 15 basis point increase over the prior year. Average time deposit balances were $85.2 million and the cost of these funds increased by 24 basis points to 3.25% for the year. The Company continued to benefit from a growing number of commercial customer relationships which resulted in an increase in average demand deposits of 18.7%. As a result of the Bank also relying more on wholesale funding during 2005, average Federal Home Loan Bank (“FHLB”) borrowings increased by $16.0 million to $28.6 million during the year. Since the majority of this funding floats based on an overnight rate, the cost of these funds increased 162 basis points to 3.59% during 2005.

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

Net Interest Income

2005 Compared to 2004

The Company’s net interest margin improved during 2005 despite a trend of declining margins in the banking industry. The Company’s net interest margin increased from 3.72% during 2004 to 3.75% during 2005. The Company continues to benefit from its asset sensitive balance sheet position which was advantageous during the period of rising rates that occurred since June 2004. However, the interest rate yield curve has flattened in recent, diluting the impact of the Company’s asset sensitive balance sheet position. As a result of being asset sensitive and the Bank’s ability to grow loans, the Company’s net interest income increased 13.7% to $8.4 million during the year ended December 31, 2005 as compared to $7.4 million in 2004.

2004 Compared to 2003

The Company continued to improve its net interest margin during 2004. Helped by strong loan demand and rising rates during the second half of the year, the Company’s net interest margin increased from 3.63% during 2003 to 3.72% during 2004. As illustrated by the its interest sensitivity analysis, the Company remains asset sensitive, an advantageous position during a period of rising rates like we experienced since June 2004. These factors, in conjunction with the continued improvement in the Bank’s funding mix, contributed to net interest income increasing 19.2% to $7.4 million during the year ended December 31, 2004 as compared to $6.2 million in 2003.

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

Average Balances, Income and Expenses, Yields and Rates

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(In Thousands)
Assets:
Securities (1)	$38,141	$1,607	4.21%	$39,192	$1,595	4.07%	$42,906	$1,729	4.03%
Loans (net of unearned income):
Real estate mortgage	97,888	5,503	5.62%	83,558	4,732	5.66%	70,665	4,374	6.19%
Commercial	70,573	4,540	6.43%	58,693	3,480	5.93%	40,791	2,553	6.26%
Home equity lines	15,636	985	6.30%	15,473	718	4.64%	13,720	632	4.61%
Consumer	2,319	205	8.84%	2,476	220	8.89%	2,590	247	9.54%

Total loans	186,416	11,233	6.03%	160,200	9,150	5.71%	127,766	7,806	6.11%
Interest-bearing deposits in other banks	2,481	81	3.26%	2,152	25	1.16%	2,438	20	0.82%

Total earning assets	227,038	12,921	5.69%	201,544	10,770	5.34%	173,110	9,555	5.52%

Less: allowance for loan losses	(2,611)			(2,196)			(1,784)
Total nonearning assets	19,841			18,021			14,992

Total assets	$244,268			$217,369			$186,318

Liabilities
Interest-bearing deposits:
Checking and savings	$79,600	$620	0.78%	$74,536	$467	0.63%	$60,461	$370	0.61%
Time deposits	85,165	2,766	3.25%	85,123	2,559	3.01%	81,284	2,799	3.44%

Total interest-bearing deposits	164,765	3,386	2.06%	159,659	3,026	1.90%	141,745	3,169	2.24%
FHLB advances	28,601	1,028	3.59%	12,627	249	1.97%	5,961	106	1.78%

Total interest-bearing liabilities	193,366	4,414	2.28%	172,286	3,275	1.90%	147,706	3,275	2.22%

Non-interest bearing liabilities:
Demand deposits	27,556			23,215			18,397
Other liabilities	554			499			836

Total liabilities	221,476			196,000			166,939
Stockholders’ equity	22,792			21,369			19,379

Total liabilities and stockholders’ equity	$244,268			$217,369			$186,318

Net interest income (1)		$8,507			$7,495			$6,280

Interest rate spread (1)(2)(3)			3.41%			3.44%			3.30%
Net interest margin (1)(2)(4)			3.75%			3.72%			3.63%

(1)	Presented on a tax equivalent basis. The tax equivalent adjustment to net interest income was $70,000, $73,000 and $54,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is derived by dividing net interest income by average total earning assets.

The following table describes the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to the mixture of volume and rate has been allocated solely to rate changes.

Volume and Rate Analysis

	Years Ended
	December 31, 2005 compared to December 31, 2004			December 31, 2004 compared to December 31, 2003			December 31, 2003 compared to December 31, 2002
	Change Due To:			Change Due To:			Change Due To:
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Assets:
Securities	(43)	53	10	(150)	16	(134)	409	(348)	61
Loans (net of unearned income):
Real estate mortgage	811	(39)	772	798	(440)	358	531	(586)	(55)
Commercial	704	356	1,060	1,121	(194)	927	413	(302)	111
Home equity lines	8	260	268	81	5	86	153	(95)	58
Consumer	(14)	(1)	(15)	(11)	(16)	(27)	(67)	4	(63)

Total loans	1,509	576	2,085	1,989	(645)	1,344	1,030	(979)	51
Interest-bearing deposits in other banks	4	52	56	(2)	7	5	(19)	(9)	(28)

Total earning assets	1,470	681	2,151	1,837	(622)	1,215	1,420	(1,336)	84

Liabilities
Interest-bearing deposits:
Checking and savings	32	121	153	86	11	97	145	(291)	(146)
Time deposits	1	206	207	132	(372)	(240)	138	(484)	(346)

Total interest-bearing deposits	33	327	360	218	(361)	(143)	283	(775)	(492)
FHLB advances	315	464	779	119	24	143	172	(121)	51

Total interest-bearing liabilities	348	791	1,139	337	(337)	—	455	(896)	(441)

Change in net interest income	1,122	(110)	1,012	1,500	(285)	1,215	965	(440)	525

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

The following table presents the Company’s interest sensitivity position at December 31, 2005. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time.

Interest Sensitivity Analysis

	December 31, 2005
	Within 90 Days	91-365 Days	1 to 5 Years	Over 5 Years	Total
	(In Thousands)
Interest-Earning Assets:
Loans (1)	$51,496	$45,019	$91,868	$7,248	$195,631
Securities	3,967	4,792	21,094	2,498	32,351
Money market and other short term securities	1,775	—	—	—	1,775
Other earning assets	—	—	—	3,415	3,415

Total earning assets	$57,238	$49,811	$112,962	$13,161	$233,172

Cumulative earning assets	$57,238	$107,049	$220,011	$233,172	$233,172

Interest-Bearing Liabilities:
Money market savings	$25,822	$—	$—	$—	$25,822
Interest checking (2)	—	—	27,758	—	27,758
Savings (2)	608	776	20,055	—	21,439
Certificates of deposit	12,455	29,494	41,952	1,185	85,086
FHLB advances	25,500	2,000	6,000	550	34,050

Total interest-bearing liabilities	$64,385	$32,270	$95,765	$1,735	$194,155

Cumulative interest-bearing liabilities	$64,385	$96,655	$192,420	$194,155	$194,155

Period gap	$(7,147)	$17,541	$17,197	$11,426	$39,017
Cumulative gap	$(7,147)	$10,394	$27,591	$39,017	$39,017
Ratio of cumulative interest-earning assets to interest-bearing liabilities	88.90%	110.75%	114.34%	120.10%	120.10%
Ratio of cumulative gap to total earning assets	(3.07)%	4.46%	11.83%	16.73%	16.73%

(1)	Includes nonaccrual loans of $1.1 million, which are spread throughout the categories.

(2)	Management has determined that interest checking and savings accounts, excluding $911,000 in savings accounts with more frequent rate adjustment terms, are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years and over 5 years categories, respectively.

(3)	All securities without specific maturities are included in the 1 to 5 years category since they are not considered as sensitive to interest rate changes.

Noninterest Income

2005 Compared to 2004

During the year ended December 31, 2005, noninterest income increased to $2.38 million from $1.92 million in 2004, representing a 23.9% increase. Noninterest income benefited from growth in the Company’s ancillary service sectors which include mortgage banking and investment brokerage services. The Bank’s mortgage banking division produced $173,400 in fees during 2005, while the investment brokerage subsidiary generated $172,100 in commissions during the year. During 2005, the Company’s investment subsidiary hired a new investment officer with over fifteen years of experience. The addition of this seasoned broker along with the other brokerage representatives and service offerings provided by the Company should result in additional growth in this sector. Other factors positively impacting noninterest income during 2005 include gains on sales of securities of $166,400 and a one-time gain on the sale of real estate of $149,500.

Deposit account and loan fees increased 5.0% and 40.3%, respective during 2005. Deposit account fees consist of charges related insufficient funds, check printing, cashiers checks, service charges, ATM, check cards and others, while loan fees primarily consist of late charges and prepayment penalties on loans. These fees are core earnings that are not interest sensitive and have provided a stable source of income for the Bank.

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

Noninterest Expense

2005 Compared to 2004

Noninterest expense for the year ended December 31, 2005 increased 20.0% to $6.64 million, as compared to $5.56 million during the 2004 period. The 2005 amounts reflect additional costs associated with operating the Company’s new corporate headquarters for an entire year, upgrades to information systems, increases in employee compensation and benefit expense resulting from growth in core banking and ancillary services and additional professional fees, primarily resulting from costs associated with meeting the requirements of Sarbanes-Oxley. As a result, occupancy and equipment expenses increased 13.0% to $1.59 million during 2005, compared to $1.40 million for 2004, while data processing costs increased 12.0% to $762,200 during the year, compared to $680,800 for the prior year. Compensation and benefits increased by 27.8% to $3.14 million during the year ended December 31, 2005, as compared to $2.46 million for the year ended December 31, 2004, while professional fees increased 46.3% to $316,700 in 2005, as compared to $216,500 in 2004. Advertising, promotion and other noninterest expenses increased 4.4% in total to $835,000 during the year ended December 31, 2005, as compared to $800,000 for the 2004 period, primarily due to increased costs associated with growth in the Bank’s internet banking products.

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

Total loans (excluding allowances and deferred loan costs and fees) increased to $195.6 million at December 31, 2005, a 9.8% increase over the $178.2 million outstanding at December 31, 2004. Gross loan production of approximately $76.0 million resulted in growth across most categories of the Bank’s loan portfolio during 2005. Residential real estate (including construction loans) increased 15.3% during 2005, while commercial loans grew 5.0% and consumer and home equity loans were flat during the year.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

Loan Portfolio

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Residential mortgage	$97,245	$86,537	$72,339	$66,637	$47,205
Commercial mortgage	61,917	59,414	39,621	28,841	26,366
Commercial—other	9,590	8,673	8,568	4,921	10,079
Real estate construction (1)	9,026	5,658	4,005	2,184	1,051
Home equity lines of credit	15,293	15,581	14,951	12,905	8,912
Consumer	2,559	2,378	2,508	2,720	11,670

Total loans	195,630	178,241	141,992	118,208	105,283
Less:
Deferred loan (fees) cost, net	(82)	158	217	205	139
Allowance for loan losses	(2,851)	(2,404)	(2,002)	(1,603)	(1,326)

Net loans	$192,697	$175,995	$140,207	$116,810	$104,096

(1)	Amounts are disclosed net of loans in process of approximately $5.9 million, $4.2 million, $3.1 million, $2.3 million and $1.6 million for 2005, 2004, 2003, 2002 and 2001, respectively.

The following table sets forth the composition of the Bank’s loan portfolio by percentage at the dates indicated.

Loan Portfolio by Percentage

	December 31,
	2005	2004	2003	2002	2001
Residential mortgage	49.71%	48.55%	50.95%	56.37%	44.84%
Commercial mortgage	31.65%	33.33%	27.90%	24.40%	25.04%
Commercial—other	4.90%	4.87%	6.03%	4.16%	9.57%
Real estate construction	4.61%	3.18%	2.82%	1.85%	1.00%
Home equity lines of credit	7.82%	8.74%	10.53%	10.92%	8.47%
Consumer	1.31%	1.33%	1.77%	2.30%	11.08%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities of selected loans outstanding at December 31, 2005.

Maturity Schedule of Loans

	December 31, 2005
	Due in one year	Due after one year through five years	Due after five years	Totals	After one year
					Fixed Rate	Variable Rate
	(In Thousands)
Residential and commercial mortgages (1)	$20,518	$39,012	$99,632	$159,162	$25,423	$113,221
Commercial—other	5,842	3,051	697	9,590	2,136	1,612
Real estate construction	9,026	—	—	9,026	—	—
Home equity lines of credit	15,293	—	—	15,293	—	—
Consumer	1,624	841	94	2,559	935	—

Total	$52,303	$42,904	$100,423	$195,630	$28,494	$114,833

(1)	Includes mortgages with terms that include 3-year, 5-year and 7-year balloon payment features in the 1 to 5 years and after 5 years fixed rate category.

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

Investment Securities. The carrying value of investment securities (effected for all applicable fair value adjustments) amounted to $32.4 million at December 31, 2005, compared to $39.0 million and $40.6 million at

December 31, 2004 and 2003, respectively. Decreases in securities primarily resulted from increased loan demand during 2005 and 2004, flat deposit levels during 2005, and few adequate return opportunities in the investment market. The comparison of amortized cost to fair value is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of investment securities. Investment securities consist of the following:

Investment Securities Portfolio

	Years Ended December 31,
	2005	2004	2003
Amortized Cost:
U.S. Treasury and other U.S.government agencies	$17,546	$22,208	$22,308
Tax-exempt municipal bonds	3,996	3,849	3,944
Mortgage-backed securities	1,528	1,941	2,583
Corporate bonds	2,008	3,021	4,035
Adjustable rate loan funds	817	1,590	1,990
FHLMC stock	232	232	232
Preferred stock	1,898	1,707	1,707
Trust preferred stock	—	75	150
Other equity securities	1,757	1,666	1,406

Total available for sale securities	29,782	36,289	38,355
Other investment securities	2,461	1,733	1,031

Total securities	$32,243	$38,022	$39,386

Securities Available for Sale. Securities available for sale are used as part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of securities available for sale totaled $29.9 million at December 31, 2005, compared to $37.2 million and $39.6 million at December 31, 2004 and 2003, respectively. The comparison of fair market value to amortized cost is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of securities available for sale. The following summarizes available for sale securities for the respective periods.

Securities Available for Sale

	Years Ended December 31,
	2005	2004	2003
Fair Value:
U.S. Treasury and other U.S. government agencies	$17,287	$22,322	$22,688
Tax-exempt municipal bonds	3,988	3,892	4,030
Mortgage-backed securities	1,492	1,938	2,577
Corporate bonds	2,060	3,177	4,312
Adjustable rate loan funds	797	1,569	1,936
FHLMC stock	275	310	245
Preferred stock	1,897	1,735	1,795
Trust preferred stock	—	171	338
Other equity securities	2,094	2,124	1,659

Total available for sale securities	29,890	37,238	39,580
Other investment securities	2,461	1,733	1,031

Total securities	$32,351	$38,971	$40,611

The following table sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 2005. The weighted average yields are calculated on the basis of carrying value of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

Maturities of Investments

	Available-for-Sale			Held-to Maturity
	Amortized Cost	Fair Market Value	Weighted Average Yield	Amortized Cost	Fair Market Value	Weighted Average Yield
U.S. Government Agencies and other U.S. securities:
Within one year	$4,620	$4,589	3.60%	$—	$—	0.00%
After one year to five years	11,958	11,716	3.88%	—	—	0.00%
After five years	968	982	5.02%	—	—	0.00%

Total	17,546	17,287	3.87%	—	—	0.00%

Municipal Securities:
Within one year	1,000	1,001	5.68%	—	—	0.00%
After one year to five years	—	—	0.00%	—	—	0.00%
After five years	2,996	2,987	5.33%	—	—	0.00%

	3,996	3,988	5.42%	—	—	0.00%

Mortgage Backed Securities:
Within one year	—	—	0.00%	—	—	0.00%
After one year to five years	404	389	3.83%	—	—	0.00%
After five years	1,124	1,103	4.78%	—	—	0.00%

	1,528	1,492	4.53%	—	—	0.00%

Corporate Bonds:
Within one year	—	—	0.00%	—	—	0.00%
After one year to five years	2,008	2,060	6.50%	—	—	0.00%
After five years	—	—	0.00%	—	—	0.00%

	2,008	2,060	6.50%	—	—	0.00%

Other Securities:
No stated maturity	7,165	7,524	5.42%	—	—	0.00%

Total securities	$32,243	$32,351	4.60%	$—	$—	0.00%

Deposits

The Bank depends on deposits to fund its lending activities, generate fee income opportunities, and create a captive market for loan products. The table below presents a history of average deposits and the rates paid on interest-bearing deposit accounts for the periods indicated.

Average Deposits and Average Rates Paid

	Years Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
Checking and savings	$79,600	0.78%	$74,536	0.63%	$60,461	0.61%
Certificates of deposit:
Less than $100,000	66,146	3.16%	67,812	2.97%	66,404	3.39%
$100,000 and over	19,019	3.54%	17,311	3.27%	14,880	3.68%

Total interest-bearing deposits	164,765	2.06%	159,659	1.90%	141,745	2.24%

Noninterest-bearing deposits	27,556	0.00%	23,215	0.00%	18,397	0.00%

Total average deposits	$192,321	1.76%	$182,874	1.65%	$160,142	1.98%

Deposits averaged $192.3 million during the year ended December 31, 2005, an increase of 5.2% and 20.1% over the $182.9 million and $160.1 million during 2004 and 2003, respectively. Interest-bearing demand deposits accounted for the largest portion of the increase, followed by noninterest-bearing demand deposits.

The following table is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2005.

Maturities of CD’s of $100,000 or More

	December 31, 2005
	Amount	Percent
Three months or less	$2,730	14.20%
Over three months to one year	6,155	32.01%
Over one year to five years	10,343	53.79%
Over five years	—	0.00%

Total	$19,228	100.00%

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

Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios for the periods indicated.

Analysis of Capital

	December 31,
	2005	2004
	(In Thousands)
Tier 1 Capital:
Common stock	$685	$681
Additional paid-in capital	8,267	8,199
Retained earnings	14,632	12,494
Accumulated other comprehensive income	45	585

Total capital (GAAP)	23,629	21,959
Less: Intangibles Intangibles	(464)	(526)
Net unrealized gain on debt and equity securities	(45)	(585)

Total Tier 1 capital	23,120	20,848

Tier 2 Capital:
Allowable allowances for loan losses	2,152	2,007
Net unrealized gains on equity securities	161	289

Total Tier 2 capital	$25,433	$23,144

Risk-weighted assets	$174,986	$163,642

Capital Ratios:
Tier 1 risk-based capital ratio	13.21%	12.74%
Total risk-based capital ratio	14.53%	14.14%
Tier 1 capital to average adjusted total assets	9.44%	9.62%

(1)	The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital to average adjusted assets was 4.0%, 8.0% and 4.0%, respectively. To be considered “well capitalized” under federal prompt corrective action regulations, these same required ratios are 6.0%, 10.0% and 5.0%, respectively. See Note 11 of the notes to the financial statements for a detail of the capital ratios.

Asset Quality

Allowance for loan losses. The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with SFAS No. 5, Accounting for Contingencies. This methodology includes analyzing historical loan losses, current trends in delinquencies and charge-offs, concentrations, economic conditions, changes in the size and composition of the loan portfolio and industry data. However, risks of future losses cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Balance, beginning of period	$2,404	$2,002	$1,603	$1,326	$1,336
Loans charged off:
Commercial	(29)	(11)	—	—	—
Real estate mortgage	—	—	(4)	—	(282)
Consumer	(18)	(27)	(24)	(83)	(53)

Total loans charged-off	(47)	(38)	(28)	(83)	(335)

Recoveries:
Commercial	172	11	—	—	—
Real estate mortgage	—	—	—	—	—
Consumer	18	10	47	25	15

Total recoveries	190	21	47	25	15

Net recoveries (charge-offs)	143	(17)	19	(58)	(320)
Provision for loan losses	304	419	380	335	310

Balance, end of period	$2,851	$2,404	$2,002	$1,603	$1,326

Allowance for loan losses to loans outstanding at end of period	1.49%	1.35%	1.41%	1.35%	1.26%

Allowance for loan losses to nonaccrual loans outstanding at end of period	267.95%	253.05%	362.68%	182.37%	248.78%

Net charge-offs (recoveries) to average loans outstanding during period	(0.08)%	0.01%	(0.01)%	0.05%	0.33%

As in recent years, the Bank’s charge-offs during 2005 continued to be minimal. With the exception of 2001, charge-offs have primarily occurred in the consumer loan category over the past five years. During 2001, the Bank experienced a $172,000 charge-off relating to the insufficient collateral on two loans foreclosed on during the year. During 2004, the Bank obtained possession of additional property owned by this borrower. During 2005, the Bank sold the property, recovered all deficient amounts and recognized a gain of $149,000.

The Bank’s loan portfolio continues to evolve from primarily residential real estate mortgages to one with a significant emphasis in commercial and consumer loans. Increased competition in the real estate mortgage arena and the desire to diversify contributed to this shift in lending and customer relationships. However, with this change comes increased risk associated with potential loan losses. The allowance for loan losses as a percentage of period end loans has been between 1.26% and 1.49% over the past five years, while the ratio of the allowance for loan losses as a percentage of nonaccrual loans outstanding has ranged from 182.37% to 362.68%. Based on these and other factors, management believes that allowances for losses existing at December 31, 2005 are sufficient to cover any anticipated or unanticipated losses on loans outstanding in accordance with SFAS No. 5, Accounting for Contingencies.

An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following tables. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.

Allocation of Allowance for Loan Losses

	Commercial		Real Estate		Consumer
	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance
	(In Thousands)
December 31,
2005	$1,949	68.37%	$242	8.49%	$660	23.14%
2004	1,556	64.73%	242	10.07%	606	25.20%
2003	1,175	58.69%	278	13.89%	549	27.42%
2002	684	42.67%	249	15.53%	670	41.80%
2001	497	37.48%	268	20.21%	561	42.31%

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

Nonperforming Assets

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Nonaccrual loans:
Commercial	$194	$374	$126	$—	$—
Real estate mortgage	811	272	321	677	453
Home equity lines of credit	—	120	28	—	22
Consumer	59	184	77	202	58

Total nonaccrual loans	1,064	950	552	879	533
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$1,064	$950	$552	$879	$533

Loans past due 90 or more days accruing interest	—	—	—	—	—
Allowance for loan losses to nonaccrual loans	267.95%	253.05%	362.68%	182.37%	248.78%
Nonperforming assets to period end loans and other real estate owned	0.56%	0.53%	0.39%	0.74%	0.51%

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

At December 31, 2005, the Bank identified $314,000 of loans as impaired as defined by generally accepted accounting principles. Impaired loans have a valuation allowance allocation of $47,000 at December 31, 2005. At December 31, 2004, no loans were identified by the Bank as impaired and, accordingly, no specific allowances were provided with respect to impaired loans. Included in nonaccrual loans at December 31, 2003 and 2002 is one impaired loan to the same borrower with a balance of $126,000 and $368,000, respectively. The balance was partially paid and brought current during 2003. However, the borrower was unable to meet the remaining obligation and, consequently, filed for bankruptcy protection. The Bank entered into an agreement with the bankruptcy trustee to sell the collateral during the first quarter of 2004. Proceeds from these sales were sufficient to satisfy all principal and interest amounts due. At December 31, 2001, there were no loans identified by the Bank as impaired under the established accounting guidelines.

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

As of December 31, 2005, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.28 million. Additionally, other performing loans totaling $1.92 million existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. All loans in these categories are subject to constant management attention, and their status is reviewed on a regular basis. These loans are generally secured by residential and commercial real estate and equipment with appraised values that exceed the remaining principal balances on such loans.

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

The table below summarizes the Company’s balance sheet liquidity position for the periods presented. Additionally, alternative sources of liquidity are available to the Company including its capacity to borrow additional funds when the need arises. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $61.2 million at December 31, 2005. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2005 the Bank had sufficient collateral pledged to borrow a total of approximately $73.3 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement. Additionally, the Bank maintains other available borrowing arrangements of approximately $8.4 million. Based on these factors, the Company maintains sufficient liquidity to meet anticipated needs.

Summary of Liquid Assets

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash and due from banks	$9,176	$9,415	$5,794
Held-to-maturity securities due within one year	—	—	—
Available-for-sale and other securities	32,351	38,971	39,580

Total liquid assets	$41,527	$48,386	$45,374

Deposits and other liabilities	$223,790	$215,730	$176,349

Ratio of liquid assets to deposits and other liabilities	18.56%	22.43%	25.73%

Total cash and cash equivalents were $9.2 million at December 31, 2005, compared to $9.4 million and $5.8 million at December 31, 2004 and 2003, respectively. Net cash flows from operating activities were $3.0 million for the year ended December 31, 2005, compared to $3.5 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively. This fluctuation primarily resulted from net income growth and other changes in normal operating activities during the periods.

Net cash flows used for investing activities were $11.1 million during the year ended December 31, 2005, compared to $38.3 million and $18.6 million during the years ended December 31, 2004 and 2003, respectively. Fueled by low rates and a vibrant real estate market, loan growth was strong during the last three years with net originations of $17.1 million, $36.2 million and $23.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. This resulted in other investment activities being greatly limited during these periods.

Net cash flows from financing activities were $7.8 million for the year ended December 31, 2005, compared to $38.5 million and $14.4 million during 2004 and 2003, respectively. Deposits declined during 2005 compared to deposits increasing by $33.8 million in 2004 and being flat during 2003. The Bank’s deposit markets were very competitive during 2005, preventing it from growing these balances without paying rates that exceeded those available through comparable wholesale funding sources. Accordingly, net proceeds from FHLB borrowings were $12.1 million in 2005, as compared to $5.1 million and $14.7 million during 2004 and 2003, respectively. Increased borrowings during 2005 were required to fund liquidity shortfalls created by the strong loan demand and declining deposit balances.

The Bank occasionally finds it necessary to borrow funds on a short-term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements whereby it may borrow funds overnight and on terms. As discussed above, the Bank currently has borrowing capacity of approximately $61.2 million, provided it meets all borrowing guidelines with the FHLB. At December 31, 2005, the Bank had $34.1 million in outstanding FHLB advances, compared to $22.0 million at December 31, 2004.

The following table details information concerning the Bank’s short-term borrowings for the periods presented.

Summary of Borrowed Funds

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Actual period end balances	$25,500	$21,350	$16,200
Monthly average balance of short-term borrowings outstanding during the period	$21,033	$6,915	$5,250
Weighted-average interest rate on monthly average short-term borrowings	3.34%	1.72%	1.27%
Maximum month-end balance of short-term borrowings outstanding during the period	$28,500	$21,350	$16,200

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes the Company’s significant contractual obligations, contingent liabilities and certain other commitments outstanding at December 31, 2005:

Contractual Obligations, Contingent Liabilities and Commitments

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Operating lease obligations	$180	$36	$72	$72	$—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP Federal Home Loan Bank Advances	34,050	27,500	4,000	2,000	550
Other commitments
Standby letters of credit	1,281	1,281	—	—	—
Commitments to extend credit	51,661	51,661	—	—	—

Total contractual obligations	$87,172	$80,478	$4,072	$2,072	$550

Return on Equity and Assets

The following table summarizes ratios considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated.

Return on Equity and Assets

	Year Ended December 31,
	2005	2004	2003
Return on average assets	1.10%	1.08%	1.11%
Return on average equity	11.74%	11.01%	10.64%
Average equity to average asset ratio	9.33%	9.83%	10.40%
Dividend payout ratio	20.16%	19.30%	16.83%

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

The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the loan portfolio, based upon our evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Management determines loan loss estimates by analyzing historical loan losses, current trends in delinquencies and charge-offs, concentrations, economic conditions, changes in the size and composition of the loan portfolio and industry data. Additionally, we consider the impact of economic events, the outcome of which is uncertain. While we use the best information available in establishing the allowance, actual economic conditions differing significantly from our assumptions in determining the loan loss valuation allowance may result in future adjustments, or regulators may require adjustments based upon information available to them at the time of their examinations. Although we believe that our allowance for loan losses is adequate and properly recorded in our financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

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

Impact of Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Compensation,” which requires the recognition of costs resulting from transactions involving the acquisition of goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and non-employees. This standard replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005, except for public entities filing as small business issuers. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or reporting period that begins after December 15, 2005. In addition, compensation costs for the unvested portion of awards, issued prior to and outstanding as of June 15, 2005, would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. The potential effect of Statement No. 123(R) on the financial statements is currently being considered.

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections (“SFAS 154”), which requires retrospective application of all comparative financial statements for “voluntary” accounting principle changes. This statement, however, does not apply to changes in principle due to new accounting pronouncements when the new pronouncement includes specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is currently not expected to have a material impact on the Company’s consolidated results of operations and financial position in the foreseeable future.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP FAS 115-1 and 124-1”). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. Accordingly, the Company is reviewing its processes and will adopt the required accounting and disclosures.

On December 19, 2005, the FASB issued a FASB Staff Position (“FSP”) on American Institute of Certified Public Accountants Statement of Position 94-6, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk (“FSP SOP 94-6-1”). This FSP provides guidance on what circumstances, if any, do the terms of loan products, specifically nontraditional loan products, give rise to a concentration of credit risk. Nontraditional loan products are those that expose the originator, holder, investor, guarantor, or servicer to higher risk than traditional products. Examples include interest-only loans, loans with the contractual ability to negatively amortize, and loans with below market or teaser interest rates. FSP SOP 94-6-1 is effective for interim and annual periods ending after December 19, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial position.

Effects of Inflation

The Company believes that its net interest income and results of operations have not been significantly affected by inflation during the years ended December 31, 2005, 2004 and 2003.

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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at December 31, 2005. The model indicates that a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $199,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $44,000.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SHORE FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31,
	2005	2004
ASSETS
Cash (including interest—earning deposits of approximately $1,775,300 and $3,149,300, respectively)	$9,176,000	$9,415,000
Investment securities:
Available-for-sale (amortized cost of $29,781,900 and $36,437,500, respectively)	29,889,900	37,238,200
Other investments, at cost	2,460,900	1,732,900
Loans receivable, net	192,696,500	175,995,200
Premises and equipment, net	7,464,600	8,024,900
Other assets	5,731,000	5,282,300

	$247,418,900	$237,688,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$160,105,000	$168,242,100
Noninterest-bearing	28,864,700	24,495,000

Total deposits	188,969,700	192,737,100
Advances from Federal Home Loan Bank	34,050,000	21,966,700
Other liabilities	770,600	1,025,700

Total liabilities	223,790,300	215,729,500

Stockholders’ equity
Preferred stock, par value $1 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.33 per share, 5,000,000 shares authorized; 2,074,207 and 2,063,284 shares issued and outstanding, respectively	684,500	680,900
Additional capital	8,267,400	8,199,000
Retained earnings	14,631,400	12,494,400
Accumulated other comprehensive income	45,300	584,700

Total stockholders’ equity	23,628,600	21,959,000

	$247,418,900	$237,688,500

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
Interest and dividend income
Loans	$11,232,700	$9,150,300	$7,806,000
Investments
Taxable interest	1,307,600	1,247,600	1,402,400
Tax-exempt interest	135,600	140,800	104,100
Dividends	174,600	158,800	189,000

Total interest and dividend income	12,850,500	10,697,500	9,501,500

Interest expense
Deposits	3,385,900	3,025,900	3,168,800
FHLB/other advances	1,028,100	249,300	106,200

Total interest expense	4,414,000	3,275,200	3,275,000

Net interest income	8,436,500	7,422,300	6,226,500

Provision for loan losses	303,700	418,800	380,400

Net interest income after provision for loan losses	8,132,800	7,003,500	5,846,100

Noninterest income
Deposit account fees	1,343,100	1,279,500	1,115,100
Loan fees	118,000	84,100	104,000
Mortgage banking fees	173,400	9,300	—
Commissions on investment brokerage sales	172,100	119,400	140,100
Gains on sales of securities	166,400	148,100	269,400
Gains on sale of real estate	149,500	—	—
Other	256,900	278,700	260,600

Total noninterest income	2,379,400	1,919,100	1,889,200

Noninterest expense
Compensation and employee benefits	3,144,100	2,459,300	2,213,800
Occupancy and equipment	1,586,100	1,403,200	1,201,800
Data processing	762,200	680,800	467,700
Professional fees	316,700	216,500	195,400
Advertising and promotion	148,200	162,300	94,500
Other	686,800	637,000	607,000

Total noninterest expense	6,644,100	5,559,100	4,780,200

Income before income taxes	3,868,100	3,363,500	2,955,100

Income taxes	1,192,800	1,010,700	893,000

Net income	$2,675,300	$2,352,800	$2,062,100

Earnings Per Common Share:
Basic	$1.29	$1.14	$1.01

Diluted	$1.27	$1.12	$1.00

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	1,695,817	$559,600	$2,654,500	$14,394,200	$609,200	$18,217,500
Common stock cash dividend declared	—	—	—	(340,400)	—	(340,400)
Twenty Percent Common stock dividend declared	341,657	112,800	5,407,800	(5,520,600)	—	—
Exercise of stock options, net of 9,750 existing shares exchanged in lieu of exercise payment	24,250	8,000	102,300	—	—	110,300
Comprehensive income	—	—	—	2,062,100	151,700	2,213,800

Balance, December 31, 2003	2,061,724	680,400	8,164,600	10,595,300	760,900	20,201,200
Common stock cash dividend declared	—	—	—	(453,700)	—	(453,700)
Exercise of stock options	1,560	500	13,500	—	—	14,000
Tax benefit associated with the exercise of stock options	—	—	20,900	—	—	20,900
Comprehensive income	—	—	—	2,352,800	(176,200)	2,176,600

Balance, December 31, 2004	2,063,284	680,900	8,199,000	12,494,400	584,700	21,959,000
Common stock cash dividend declared	—	—	—	(538,300)	—	(538,300)
Exercise of stock options, net of 1,492 existing shares exchanged in lieu of exercise payment	10,923	3,600	59,100	—	—	62,700
Tax benefit associated with the exercise of stock options	—	—	9,300	—	—	9,300
Comprehensive income (loss)	—	—	—	2,675,300	(539,400)	2,135,900

Balance, December 31, 2005	2,074,207	$684,500	$8,267,400	$14,631,400	$45,300	$23,628,600

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$2,675,300	$2,352,800	$2,062,100
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	303,700	418,800	380,400
Depreciation and amortization	731,500	576,400	411,300
Amortization of premium and accretion of discount on securities, net	65,500	70,800	94,500
Gain on sale of investment securities	(166,400)	(148,100)	(269,400)
Gain on sale of real estate	(149,500)	—	—
Loss on disposal of fixed assets	6,500	700	600
Gain on noncash donation	—	(4,000)	—
Increase in cash surrender value of life insurance	(134,600)	(135,500)	(145,000)
Tax benefit of stock options	9,300	20,900	—
Changes in:
Deferred loan fees	(34,100)	32,800	(12,400)
Other assets	(75,000)	(157,500)	15,300
Other liabilities	(255,100)	450,600	(61,400)

Net cash flows from operating activities	2,977,100	3,478,700	2,476,000

Cash flows from investing activities
Purchase of available-for-sale securities	(3,108,400)	(4,437,900)	(4,502,800)
Proceeds from maturities, sales and calls of available-for-sale securities	9,716,600	6,481,500	6,873,600
Proceeds from maturities, prepayments and calls of held-to-maturity securities	—	—	5,000,000
Purchase of other investments	(3,709,300)	(638,300)	(342,600)
Proceeds from maturities, sales and calls of other investments	2,981,300	39,900	—
Proceeds from sale of real estate	323,100	—
Loan originations, net of repayments	(17,144,500)	(36,240,200)	(23,764,800)
Purchase of premises and equipment	(115,200)	(3,552,600)	(1,885,100)

Net cash flows from investing activities	(11,056,400)	(38,347,600)	(18,621,700)

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities
Net increase in demand deposits	$(2,177,400)	$21,478,200	$13,000,500
Net increase (decrease) in time deposits	(1,590,000)	12,368,200	(13,099,100)
Proceeds from FHLB advances	133,600,000	64,852,000	51,700,000
Repayments of FHLB advances	(121,516,700)	(59,768,600)	(36,966,700)
Proceeds from exercise of stock options	62,700	14,000	110,300
Payment of dividends on common stock	(538,300)	(453,700)	(340,400)

Net cash flows from financing activities	7,840,300	38,490,100	14,404,600

Change in cash and cash equivalents	(239,000)	3,621,200	(1,741,100)
Cash and cash equivalents, beginning of year	9,415,000	5,793,800	7,534,900

Cash and cash equivalents, end of year	$9,176,000	$9,415,000	$5,793,800

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,288,700	$3,167,200	$3,284,000
Cash paid during the period for income taxes	$1,158,500	$1,010,700	$1,040,000
Conversion of Trust Preferred Stock investment to common stock	$72,000	$75,000	—

Supplemental schedule of noncash investing and financing activities
Declaration of 20% common stock dividend	$—	$—	$5,520,600

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

The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with SFAS No. 5, Accounting for Contingencies. This methodology includes analyzing historical loan losses, current trends in delinquencies and charge-offs, concentrations, economic conditions, changes in the size and composition of the loan portfolio and industry data. However, risks of future losses cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses. Additions to the allowance are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate acquired in settlement of loans.

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

Prior to July 1, 1996, in computing federal income taxes, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income before such deduction or an amount based on a percentage of eligible loans. The applicable percentage of taxable income used for the bad debt deduction was 8%. Effective July 1, 1996, the percentage of taxable income method and the percentage of eligible loans method for determining the bad debt deduction are no longer available. At December 31, 2005, the cumulative bad debt reserve, upon which no taxes have been paid on tax returns, was approximately $1.2 million. Of this amount, $783,000 represents that portion of the cumulative bad debt reserve for which financial statement income taxes have not been provided, in accordance with FASB Statement No. 109, Accounting for Income Taxes.

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

The Company is required to maintain reserves with the Federal Reserve Bank. The aggregate daily average reserves required for the final reporting period was $25,000 for each of the years ended December 31, 2005 and 2004, which was satisfied by the Company.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

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

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$2,675,300	$2,352,800	$2,062,100
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116,600)	(60,200)	(57,800)

Pro forma net income	$2,558,700	$2,292,600	$2,004,300

Earnings per share:
Basic—as reported	$1.29	$1.14	$1.01

Basic—pro forma	$1.24	$1.11	$0.98

Diluted—as reported	$1.27	$1.12	$1.00

Diluted—pro forma	$1.22	$1.09	$0.97

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	1.44%	1.50%	1.50%
Expected life	5.6	5.9	5.9
Expected volatility	25.00%	25.00%	22.56%
Risk-free interest rate	4.30%	3.50%	3.22%

Accounting for Long-Lived Assets

Effective January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement specifies criteria for classifying assets as held for sale. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

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

Lease Commitments

The Company enters into lease commitments for the use of certain real estate facilities as considered necessary to conduct its operations. These commitments are often for terms of five years with additional renewal options available and generally require monthly lease payments. These leases qualify as operating leases under applicable accounting guidance and, therefore, the monthly lease payments are expensed as incurred.

Reclassifications

Certain reclassifications of the prior years’ information have been made to conform to the December 31, 2005 presentation.

Accounting Changes

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Compensation,” which requires the recognition of costs resulting from transactions involving the acquisition of goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and non-employees. This standard replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005, except for public entities filing as small business issuers. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or reporting period that begins after December 15, 2005. In addition, compensation costs for the unvested portion of awards, issued prior to and outstanding as of June 15, 2005, would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. The potential effect of Statement No. 123(R) on the financial statements is currently being considered.

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections (“SFAS 154”), which requires retrospective application of all comparative financial statements for “voluntary” accounting principle changes. This statement, however, does not apply to changes in principle due to new accounting pronouncements when the new pronouncement includes specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is currently not expected to have a material impact on the Company’s consolidated results of operations and financial position in the foreseeable future.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP FAS 115-1 and 124-1”). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. Accordingly, the Company is reviewing its processes and will adopt the required accounting and disclosures.

On December 19, 2005, the FASB issued a FASB Staff Position (“FSP”) on American Institute of Certified Public Accountants Statement of Position 94-6, Terms of Loan Products that May Give Rise to a Concentration of Credit Risk (“FSP SOP 94-6-1”). This FSP provides guidance on what circumstances, if any, do the terms of loan products, specifically nontraditional loan products, give rise to a concentration of credit risk. Nontraditional loan products are those that expose the originator, holder, investor, guarantor, or servicer to higher risk than traditional products. Examples include interest-only loans, loans with the contractual ability to negatively amortize, and loans with below market or teaser interest rates. FSP SOP 94-6-1 is effective for interim and annual periods ending after December 19, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial position.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES

A summary of the amortized cost and estimated fair values of investment securities is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005

Held-to-maturity
United States government and agency obligations	$—	$—	$—	$—

Available-for-sale
Debt securities:
United States government and agency obligations	17,545,800	13,400	(272,600)	17,286,600
Tax-exempt municipal bonds	3,996,300	5,800	(14,000)	3,988,100
Corporate bonds	2,007,700	52,300	—	2,060,000
Mortgage-backed securities	1,527,500	—	(36,000)	1,491,500
Adjustable Rate Mortgage Fund	816,800	—	(19,500)	797,300

Total debt securities	25,894,100	71,500	(342,100)	25,623,500

Marketable equity securities:
Federal Home Loan Mortgage Corporation common stock	232,400	42,100	—	274,500
Citigroup preferred stock	1,032,900	10,500	(9,400)	1,034,000
Consolidated Edison preferred stock	271,500	—	(1,600)	269,900
Federal Home Loan Mortgage Corporation preferred stock	340,400	—	(3,300)	337,100
HBSC preferred stock	126,500	1,300	—	127,800
Goldman Sachs preferred stock	125,800	1,700	—	127,500
Other equity securities	1,758,300	356,700	(19,400)	2,095,600

Total marketable equity securities	3,887,800	412,300	(33,700)	4,266,400

	29,781,900	483,800	(375,800)	29,889,900

Other investment securities:
Federal Home Loan Bank Stock	2,093,700	—	—	2,093,700
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	63,300	—	—	63,300
Banker’s Title of Hampton Roads	13,300	—	—	13,300
VBA Investment Services	145,800	—	—	145,800
Maryland Financial Bank	20,000	—	—	20,000

	2,460,900	—	—	2,460,900

	$32,242,800	$483,800	$(375,800)	$32,350,800

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004

Held-to-maturity
United States government and agency obligations	$—	$—	$—	$—

Available-for-sale
Debt securities:
United States government and agency obligations	22,208,400	150,200	(37,000)	22,321,600
Tax-exempt municipal bonds	3,848,900	42,900	—	3,891,800
Corporate bonds	3,021,000	156,200	—	3,177,200
Mortgage-backed securities	1,940,800	3,500	(6,800)	1,937,500
Adjustable Rate Mortgage Fund	1,589,900	—	(21,100)	1,568,800
Adjustable Rate Commercial Loan Fund	—	—	—	—

Total debt securities	32,609,000	352,800	(64,900)	32,896,900

Marketable equity securities:
Federal Home Loan Mortgage Corporation common stock	232,400	77,100	—	309,500
Citigroup preferred stock	1,032,900	30,400	—	1,063,300
MBNA preferred stock	131,400	500	—	131,900
Consolidated Edison preferred stock	543,000	—	(3,000)	540,000
Commonwealth Bankshares trust preferred stock	75,000	96,200	—	171,200
Other equity securities	1,665,500	459,900	—	2,125,400

Total marketable equity securities	3,680,200	664,100	(3,000)	4,341,300

	36,289,200	1,016,900	(67,900)	37,238,200

Other investment securities:
Federal Home Loan Bank Stock	1,376,500	—	—	1,376,500
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	63,300	—	—	63,300
Banker’s Title of Hampton Roads	13,300	—	—	13,300
VBA Investment Services	135,000	—	—	135,000
Maryland Financial Bank	20,000	—	—	20,000

	1,732,900	—	—	1,732,900

	$38,022,100	$1,016,900	$(67,900)	$38,971,100

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2005 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$5,620,300	$5,590,200
Due after one year through five years	14,369,100	14,374,700
Due after five years through ten years	3,964,700	3,758,800
Due after ten years	1,123,200	1,102,500
Adjustable Rate Mortgage Fund	816,800	797,300

	$25,894,100	$25,623,500

At December 31, 2005 and 2004, investment securities with a carrying value of approximately $1.6 million were pledged as collateral for public deposits.

For the years ended December 31, 2005, 2004 and 2003, proceeds from the sales of securities available for sale amounted to $1.5 million, $1.0 million and $1.7 million, respectively. Gross realized gains amounted to $189,000, $182,000 and $288,000, respectively, while gross realized losses were $23,000, $34,000 and $19,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $56,000, $50,000 and $91,000, respectively.

The following table summarizes the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and agency obligations	$8,677,700	$(144,500)	$5,944,100	$(128,100)	$14,621,800	$(272,600)
Tax-exempt municipal bonds	1,721,200	(14,000)	—	—	1,721,200	(14,000)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed securities	1,102,500	(20,600)	389,000	(15,400)	1,491,500	(36,000)
Adjustable Rate Mortgage Fund	—	—	797,300	(19,500)	797,300	(19,500)

Subtotal, debt securities	11,501,400	(179,100)	7,130,400	(163,000)	18,631,800	(342,100)

Federal Home Loan Mortgage
Corporation common stock	—	—	—	—	—	—
Preferred stock	1,122,000	(14,300)	—	—	1,122,000	(14,300)
Other equity securities	175,700	(19,400)	—	—	175,700	(19,400)

Subtotal, equity securities	1,297,700	(33,700)	—	—	1,297,700	(33,700)

Total temporarily impaired securities	$12,799,100	$(212,800)	$7,130,400	$(163,000)	$19,929,500	$(375,800)

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Concluded)

There are a total of thirty-four securities that have unrealized losses as of December 31, 2005: sixteen United States government and agency securities, three United States agency MBS securities, one adjustable rate mortgage fund security, five municipal securities, three preferred stock securities, five equity securities, one FHLMC common stock security. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The preferred stock category represents ownership in three reputable companies whose credit ratings remain strong as measured by Moody’s and S&P. The losses in the equity securities, including the FHLMC common stock, represent normal swings in the equity markets. The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The Company maintains the ability and intent to hold all securities for the foreseeable future.

Other investment securities are accounted for using the cost method and are not included in the evaluation of impairment. However, these investments were reviewed by management and no identified events or changes in circumstances were identified that may have a significant adverse effect on their fair value.

NOTE 4—LOANS RECEIVABLE

Loans receivable are summarized below:

	December 31,
	2005	2004
Real estate loans:
Coventional mortgage:
Secured by one-to-four family residences	$71,721,300	$64,488,500
Commercial mortgages	61,916,600	59,414,400
Land	25,524,400	22,048,300
Short-term construction	14,966,200	9,882,100
Home equity lines of credit	15,293,100	15,580,800
Consumer loans	2,559,000	2,378,200
Commercial loans:
Secured	6,154,000	5,999,500
Unsecured	3,435,500	2,674,300

Total loans	201,570,100	182,466,100
Less:
Loans in process	5,940,600	4,224,400
Deferred loan fees (costs), net	82,300	(158,000)
Allowance for loan losses	2,850,700	2,404,500

	$192,696,500	$175,995,200

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LOANS RECEIVABLE (Concluded)

The allowance for loan losses is summarized below:

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of period	$2,404,500	$2,002,500	$1,603,200
Provision charged to expense	303,700	418,800	380,400
(Charge-offs) recoveries, net	142,500	(16,800)	18,900

Balance at end of the period	$2,850,700	$2,404,500	$2,002,500

There was $314,000 of impaired loans identified at December 31, 2005. Impaired loans have a valuation allowance allocation of $47,000 at December 31, 2005. No loans were identified as impaired at December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was $100,000, $30,000 and $187,000, respectively, and interest income recognized on impaired loans, all on the cash basis, was $15,000, $11,000 and $18,000, respectively. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2005, nonaccrual loans were $1.1 million and no loans existed that are past due 90 days or more and still accruing interest.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$739,500	$714,500
Buildings	6,845,900	7,034,000
Furniture and fixtures	2,272,400	2,178,400
Computer equipment & software	897,000	698,200
Automobiles	89,100	89,100
Construction in process	6,100	37,500

	10,850,000	10,751,700
Less—accumulated depreciation	(3,385,400)	(2,726,800)

	$7,464,600	$8,024,900

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $666,400, $511,300 and $369,800, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DEPOSITS

Deposits accounts are summarized below:

	December 31,
	2005	2004
Demand deposits:
Noninterest-bearing	$28,864,700	$24,495,000

Interest-bearing:
Savings accounts	21,960,200	22,641,600
Checking accounts	27,343,500	28,264,700
Money market deposit accounts	25,714,900	28,355,500

Total interest-bearing	75,018,600	79,261,800

Total demand deposits	103,883,300	103,756,800
Time deposits	85,086,400	88,980,300

	$188,969,700	$192,737,100

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $19.2 million and $19.5 million at December 31, 2005 and 2004, respectively.

Time deposits outstanding at December 31, 2005 mature as follows:

Within one year	$41,769,000
One to two years	8,692,000
Two to three years	20,054,000
Three to four years	4,392,000
Four to five years	8,960,000
Thereafter	1,219,400

$85,086,400

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank’s financial instruments as of December 31, 2005 and 2004 are as follows:

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2005

Financial assets
Cash and cash equivalents	$9,176	$9,176
Securities	$32,351	$32,351
Loans, net of allowance for loan losses	$192,697	$194,924
Accrued interest receivable	$1,008	$1,008
Financial liabilities
Deposits	$188,970	$188,842
Advances from Federal Home Loan Bank	$34,050	$34,460
Accrued interest payable	$181	$181
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

December 31, 2004

Financial assets
Cash and cash equivalents	$9,415	$9,415
Securities	$38,971	$38,971
Loans, net of allowance for loan losses	$175,995	$178,835
Accrued interest receivable	$921	$921
Financial liabilities
Deposits	$192,737	$192,753
Advances from Federal Home Loan Bank	$21,967	$21,981
Accrued interest payable	$164	$164
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

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

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings (“advances”) from the Federal Home Loan Bank (“FHLB”) are scheduled to mature as follows:

	December 31,
	2005	2004
Within one year	$27,500,000	$21,350,000
One to two years	2,000,000	—
More than two years	4,550,000	616,700

	$34,050,000	$21,966,700

Information regarding FHLB advances is summarized below:

	Years Ended December 31,
	2005	2004
Monthly average balance of borrowings outstanding	$28,601,000	$12,626,600
Maximum month-end balance of borrowings outstanding	$37,066,700	$21,966,700

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK (Concluded)

The weighted average interest rate on advances was 3.59%, 1.97% and 1.78% for the years ended December 31, 2005, 2004 and 2003, respectively. These advances are collateralized by the Bank’s investment in FHLB stock, qualifying real estate loans with a principal balance of approximately $84.4 million, and government agency and mortgage-backed securities with a fair market value of approximately $11.3 million held under a specific collateral agreement. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $61.2 million at December 31, 2005. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2005 the Bank had sufficient collateral pledged to borrow a total of approximately $73.0 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement.

NOTE 9—OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense consists of the following:

	Years Ended December 31,
	2005	2004	2003
Other noninterest income
Credit life commissions	$2,100	$9,700	$5,100
Income from real estate held for investment	31,600	41,400	26,200
Safe deposit box rental	21,200	21,600	19,900
Increase in BOLI cash surrender value	134,700	135,500	145,000
Gain on disposal of fixed assets	—	1,400	—
Miscellaneous fees and commissions	67,300	69,100	64,400

	$256,900	$278,700	$260,600

Other noninterest expense
Education and seminars	$39,200	$30,100	$31,900
Personnel costs	77,700	55,800	58,900
Travel	34,300	23,400	20,000
Courier cost	26,700	27,900	27,600
Supervisory fees	30,400	40,800	38,400
Loan costs	48,300	51,500	56,400
ATM/VISA check card fees	95,700	79,400	82,500
Internet banking fees	154,700	105,600	70,000
Insurance	36,200	36,500	33,300
Bank service charges	70,900	69,100	60,900
Deposit account write-offs	26,300	79,000	66,600
REO property expense	—	2,400	700
Loss on disposal of fixed assets	6,500	—	600
Miscellaneous	39,900	35,500	59,200

	$686,800	$637,000	$607,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The provision for income taxes (benefit) is summarized below:

	Years Ended December 31,
	2005	2004	2003
Current
Federal	$1,378,300	$960,900	$971,100
State	2,000	11,700	12,000

	1,380,300	972,600	983,100

Deferred
Federal	(187,500)	38,100	(90,100)
State	—	—	—

	(187,500)	38,100	(90,100)

Total
Federal	1,190,800	999,000	881,000
State	2,000	11,700	12,000

	$1,192,800	$1,010,700	$893,000

	December 31,
	2005	2004
Deferred tax asset
Bad debts and other provisions	$960,000	$818,000
Other	2,900	—

Total deferred tax asset	962,900	818,000

Deferred tax liability
FHLB stock	70,000	70,000
Depreciation	431,000	460,000
Unrealized gain on securities available for sale	36,000	322,000
Other	—	13,600

Total deferred tax liability	537,000	865,600

Net deferred tax liability	$425,900	$(47,600)

The differences between expected federal and state income tax expense at statutory rates to actual income tax expense are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Federal income tax expense—at statutory rate	$1,315,000	$1,144,000	$1,005,000
Tax effect of:
Tax exempt interest income	(50,000)	(57,000)	(43,000)
BOLI cash surrender value increase	(46,000)	(46,000)	(49,000)
Dividends received deduction	(42,000)	(38,000)	(27,000)
Other, net	15,800	7,700	7,000

	$1,192,800	$1,010,700	$893,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$25,433	14.53%	$13,999	8.00%	$	N/A	N/A
Shore Bank	21,500	12.54%	13,720	8.00%		17,150	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$23,120	13.21%	$6,999	4.00%	$	N/A	N/A
Shore Bank	19,345	11.28%	6,860	4.00%		10,290	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$23,120	9.44%	$9,799	4.00%	$	N/A	N/A
Shore Bank	19,345	7.97%	9,708	4.00%		12,135	5.00%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Consolidated	$23,144	14.14%	$13,091	8.00%	$	N/A	N/A
Shore Bank	19,257	12.02%	12,815	8.00%		16,018	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$20,848	12.74%	$6,546	4.00%	$	N/A	N/A
Shore Bank	17,220	10.75%	6,407	4.00%		9,611	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$20,848	9.62%	$8,672	4.00%	$	N/A	N/A
Shore Bank	17,220	8.04%	8,571	4.00%		10,713	5.00%

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

At December 31, 2005, the Bank’s retained earnings available for the payment of dividends was $4.3 million. Accordingly, $15.3 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005. Funds available for loans or advances by the Bank to the Company amounted to $400,000.

During the year ended December 31, 2005, the Company paid quarterly cash dividends of $0.06 per share for the first and second quarters and $0.07 per share for the third and fourth quarters. During the year ended December 31, 2004, the Company paid quarterly cash dividends of $0.05 per share for the first and second quarters and $0.06 per share for the third and fourth quarters. During the year ended December 31, 2003, the Company paid quarterly cash dividends of $0.04 per share for the first three quarters and $0.048 per share in the fourth quarter. During December 2003, the Company declared a 20% stock dividend paid on December 31, 2003 to shareholders of record on December 20, 2003. All 2003 dividends per share have been adjusted to reflect the December 2003 20% stock dividend. On January 10, 2006, the Company declared a $0.07 per share quarterly cash dividend paid on February 1, 2006 to shareholders of record on January 23, 2006.

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

Employees may elect to defer 2%-15% of their compensation, with the Company making matching contributions equal to 100% of the first 3% of compensation deferred, and 50% of the next 3%. Matching contributions made by the Company under the Plan totaled approximately $87,600, $66,300 and $66,600 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company may also elect to make discretionary contributions to the Plan. Accordingly, $106,000, $96,000 and $78,000 of such contributions were made during the years ended December 31, 2005, 2004 and 2003, respectively.

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

The 2001 Plan is administered by the Compensation Committee formed by the Company’s Board of Directors, each member of which is a “nonemployee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The 2001 Plan is in effect for a period of ten years from the date of adoption by the Board of Directors.

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

During the years ended December 31, 2005, 2004 and 2003, the Company granted 25,462, 15,172 and 15,367 incentive stock options under the 2001 Plan at an average exercise price of $18.70, $16.20 and $10.68, respectively, and granted 8,800, 8,350 and 7,260 nonqualified stock options under the 2001 plan at an average exercise price of $19.68, $16.20 and $10.68, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS (Concluded)

The following table represents options outstanding under the Stock Option Plan:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	92,899	$10.12	72,007	$7.84	88,260	$7.27
Granted	34,262	18.95	23,522	16.20	22,627	10.68
Exercised	12,415	7.46	1,560	8.99	37,200	7.36
Forfeited	1,365	15.13	1,070	13.33	1,680	11.33

Outstanding—end of year	113,381	$13.02	92,899	$10.12	72,007	$7.84

Exercisable—end of year	112,581	$13.01	92,899	$10.12	72,007	$7.84

Weighted average fair value of options granted		$3.91		$3.91		$1.78

During 2003, 9,750 shares of outstanding common stock were exchanged in lieu of payment towards the exercise price of 22,039 of the total shares exercised during the year. During 2004, no outstanding shares were exchanged towards the exercise of stock options, while 1,492 outstanding shares were exchanged towards the exercise of stock options during 2005.

Other information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 6.02 – $10.68	57,847	5.47	$8.37	57,847	$8.37
$16.20 – $19.68	55,534	7.48	$17.86	54,734	$17.84

NOTE 13—RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to and receives deposits from directors, officers and other related parties. Loans to employees are made on substantially the same terms as those prevailing at the time for comparable transactions with other borrowers, except that the interest rate is reduced by a stated amount for primary residence loans, as long as such person remains employed by the Bank. At December 31, 2005, total deposit balances outstanding of related parties were $2.5 million. A summary of related party loan activity for the periods indicated is as follows:

Balance, December 31, 2004	$3,368,000
Originations/Disbursements	802,000
Repayments	(1,225,000)

Balance, December 31, 2005	$2,945,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—RELATED PARTY TRANSACTIONS (Concluded)

The Bank has a lease agreement with the Bank’s former Chairman of the Board of Directors to lease a lot at Four Corners Plaza, Onley, Virginia, for $2,000 per month expiring in 2009 with two five-year renewals. Each renewal will be at the option of the Bank and the leases will be based on the previous lease rate, after being adjusted for changes in the consumer price index. Shore Investments Inc. has a lease agreement with a partnership whereby the Company’s Chairman of the Board is the majority partner. The lease is for property located in Accomac, Virginia at $1,000 per month expiring in 2010 with two five-year renewal options available if the Bank chooses to exercise them.

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

All related party transactions were consummated in terms equivalent to those that prevail in arm’s length transactions.

NOTE 14—COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS

Minimum future lease payments for these operating leases are as follows:

Years Ending December 31,
2006	$36,100
2007	$36,100
2008	$36,100
2009	$36,100
2010	$36,100

$180,500

Rental expense under operating leases was $30,600, $47,600 and $56,100 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include single-family residences, other residential property, commercial property and land. At December 31, 2005 and 2004, the Bank had outstanding commitments to originate loans, including outstanding construction loan commitments, with variable interest rates of approximately $15.5 million and $9.0 million, respectively. In addition, unused lines of credit, primarily at variable rates, amounted to approximately $31.3 million and $37.0 million at December 31, 2005 and 2004, respectively. Standby letters of credit at December 31, 2005 and 2004 were $1.3 million and $812,000, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

The Bank has an agreement with a service company whereby the latter furnishes data processing services to the Bank. The contract was last renewed during 2005 for an additional 60 months that is similar to the previous agreement and to those entered into by other entities in the financial institution industry. The costs represent normal operating costs to the Bank.

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

NOTE 15—EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2005	2004	2003
Net income (numerator, basic and diluted)	$2,675,300	$2,352,800	$2,062,100
Weighted average shares outstanding (denominator)	2,070,900	2,062,400	2,036,300

Earnings per common share—basic	$1.29	$1.14	$1.01

Effect of dilutive securities:

Weighted average shares outstanding	2,070,900	2,062,400	2,036,300
Effect of stock options	30,200	33,800	31,900

Diluted average shares outstanding (denominator)	2,101,100	2,096,200	2,068,200

Earnings per common share—assuming dilution	$1.27	$1.12	$1.00

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—PARENT COMPANY

Since its inception, the Company’s business activities have been limited to investment activities related to the Bank and its excess cash. Dividends and management fees from the Bank and investment income represent the only sources of funds for the Company. Certain restrictions exist that limit the amount of dividends the Bank may declare without obtaining regulatory approval. At December 31, 2005, the Bank had approximately $4.3 million available to declare in dividends under existing regulatory guidelines.

The Company’s primary costs consist of its employees’ compensation expense, board of director’s expenses, public reporting requirements and annual fees associated with being a public company. During the years ended December 31, 2005, 2004 and 2003, the Bank paid the Company management fees of $431,000, $410,000 and $430,000, respectively, for its proportion of operating costs.

The Company’s condensed balance sheets as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for years ended December 31, 2005, 2004 and 2003 are provided below:

Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Cash and due from banks	$320,000	$372,000
Securities available-for-sale	3,943,000	3,960,000
Investment in Shore Bank	19,647,000	17,991,000
Other assets	140,000	131,000

Total assets	$24,050,000	$22,454,000

Liabilities and Stockholders’ Equity
Liabilities	$421,000	$495,000
Stockholders’ equity	23,629,000	21,959,000

Total liabilities and stockholders’ equity	$24,050,000	$22,454,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—PARENT COMPANY (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2005	2004	2003
Income
Dividends from Shore Bank	$500,000	$—	$—
Management Fees	431,000	410,000	430,000
Investment income	171,000	162,000	151,000
Gain on sales of securities	185,000	149,000	262,000

Total income	1,287,000	721,000	843,000

Expenses
Compensation and benefits	412,000	418,000	400,000
Directors’ fees	93,000	77,000	59,000
Accounting and professional fees	97,000	75,000	102,000
Other	73,000	72,000	73,000

Total expenses	675,000	642,000	634,000

Income before income taxes and equity in undistributed net income of subsidiary	612,000	79,000	209,000
Income tax expense	—	—	26,000

Income before equity in undistributed net income of subsidiary	612,000	79,000	183,000
Equity in undistributed net income of subsidiary (1)	2,063,000	2,274,000	1,879,000

Net income	$2,675,000	$2,353,000	$2,062,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—PARENT COMPANY (Concluded)

Projected Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$2,675,000	$2,353,000	$2,062,000
Equity in undistributed net income of subsidiary	(2,063,000)	(2,274,000)	(1,879,000)
Other non-cash transactions	—	10,000	—
Gain on sale of securities	(185,000)	(149,000)	(262,000)
Tax benefit from stock options	9,000	21,000	—
Change in other assets	(9,000)	7,000	(101,000)
Change in other liabilities	9,000	(13,000)	138,000

Cash flows from operating activities	436,000	(45,000)	(42,000)

Investing Activities
Proceeds from sale of available-for-sale securities	855,000	885,000	1,024,000
Purchase of available-for-sale securities	(877,000)	(598,000)	(923,000)
Sale of premises and equipment	—	266,000	—
Other investing activities	—	—	53,000

Cash flows from investing activities	(22,000)	553,000	154,000

Financing Activities
Proceeds from exercise of common stock options	72,000	14,000	110,000
Payment of dividends on common stock	(538,000)	(454,000)	(340,000)

Cash flows from financing activities	(466,000)	(440,000)	(230,000)

Change in cash and cash equivalents	(52,000)	68,000	(118,000)

Cash and cash equivalents, beginning of period	372,000	304,000	422,000

Cash and cash equivalents, end of period	$320,000	$372,000	$304,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—QUARTERLY CONDENSED STATEMENTS OF INCOME—UNAUDITED

Quarterly Condensed Statements of Income—Unaudited

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,022,900	$3,115,200	$3,311,400	$3,401,000
Net interest income after provision for loan losses	1,994,900	1,964,700	2,058,900	2,114,300
Noninterest income	522,200	563,900	672,600	620,700
Noninterest expense	1,600,500	1,639,100	1,716,900	1,687,600
Income before income taxes	916,600	889,500	1,014,600	1,047,400
Net income	631,100	613,700	700,100	730,400
Earnings per common share—diluted	0.30	0.29	0.33	0.35
Dividends per common share	0.06	0.06	0.07	0.07

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$2,487,600	$2,543,100	$2,767,100	$2,899,700
Net interest income after provision for loan losses	1,632,600	1,642,700	1,819,300	1,908,900
Noninterest income	519,100	459,200	436,400	505,100
Noninterest expense	1,278,000	1,292,900	1,393,000	1,595,900
Income before income taxes	873,700	809,000	862,700	818,100
Net income	600,800	556,100	593,200	602,700
Earnings per common share—diluted	0.29	0.26	0.28	0.29
Dividends per common share	0.05	0.05	0.06	0.06

NOTE 18—SEGMENT INFORMATION

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

NOTE 18—SEGMENT INFORMATION (Concluded)

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

	Virginia	Maryland	Other	Elimination of Intersegment Transactions	Total
	(In thousands)
Net Interest Income:
Year ended December 31, 2005	$5,982	$1,690	$572	$193	$8,437
Year ended December 31, 2004	$5,254	$1,323	$1,297	$(452)	$7,422
Year ended December 31, 2003	$4,589	$852	$1,591	$(805)	$6,227

Assets:
December 31, 2005	$186,922	$46,145	$45,042	$(30,690)	$247,419
December 31, 2004	$178,140	$47,566	$53,756	$(41,773)	$237,689

NOTE 19—BRANCH DEPOSIT ACQUISITION

On December 13, 2002, the Bank acquired certain assets and assumed certain liabilities of the Salisbury, Maryland branch of Susquehanna Bank, a wholly-owned subsidiary of Susquehanna Bankshares Inc. The approximate fair value of the net assets acquired and deposit liabilities assumed amounted to $50,000 and $17.5 million, respectively. The Bank realized proceeds of approximately $16.8 million from the transaction, net of a deposit premium intangible of $620,000. The Bank is amortizing this intangible over ten years. During the years ended December 31, 2005, 2004 and 2003, the Bank realized amortization expense of $62,000, $62,000 and $62,000 respectively, on this asset and the accumulated amortization for the periods then ended was $186,000, $124,000 and $62,000, respectively.

NOTE 20—COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the years indicated:

	Years Ended December 31,
	2005	2004	2003
Net income	$2,675,300	$2,352,800	$2,062,100
Other comprehensive income (loss)	(539,400)	(176,200)	151,700

Total comprehensive income	$2,135,900	$2,176,600	$2,213,800

The components of other comprehensive income are as follows for the years indicated:

	Years Ended December 31,
	2005	2004	2003
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(674,600)	$(127,900)	$550,400
Less: reclassification adjustment for gain included in income	(166,400)	(148,100)	(269,400)

Total other comprehensive gain (loss) before tax effect	(841,000)	(276,000)	281,000

Tax benefit (expense)	301,600	99,800	(129,300)

Net unrealized gain (loss)	$(539,400)	$(176,200)	$151,700

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Shore Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shore Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shore Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia

January 27, 2006

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following provides information on the only executive officer of the Company who is not a director of the Company and is not included in the Proxy Statement:

Name	Age	Position
Steven M. Belote	40	Vice President, Chief Financial Officer and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part III, Items 10. through 14., are incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 18, 2006, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 36 thru 70:

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Registrant.*

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

10.5	Form of Employment Agreement between the Company and each of J. Anderson Duer, Jr. and Steven M. Belote (filed herewith).

11.0	Earnings Per Share Computation.**

13.0	2005 Annual Report to Shareholders (filed herewith).

21.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business” or the required information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

**	Information required herein is incorporated by reference from Note 15 on page 58 of the financial statements attached hereto to this Form 10-K.

***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE FINANCIAL CORPORATION

By:	/s/ SCOTT C. HARVARD
Scott C. Harvard
President and Chief Executive Officer

Dated: March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HENRY P. CUSTIS, JR. Henry P. Custis, Jr.	Chairman of the Board and Director	March 20, 2006

/s/ SCOTT C. HARVARD Scott C. Harvard	President (Principal Executive Officer) and Director	March 20, 2006

/s/ STEVEN M. BELOTE Steven M. Belote	Vice President (Principal Financial and Accounting Officer)	March 20, 2006

/s/ TERRELL E. BOOTHE Terrell E. Boothe	Director	March 20, 2006

/s/ D. PAGE ELMORE D. Page Elmore	Director	March 20, 2006

/s/ RICHARD F. HALL, III Richard F. Hall, III	Director	March 20, 2006

/s/ LLOYD J. KELLAM, III Lloyd J. Kellam, III	Director	March 20, 2006

/s/ L. DIXON LEATHERBURY L. Dixon Leatherbury	Director	March 20, 2006