Form 10-Q
period 2006-03-31
SHORE FINANCIAL CORP
filed 2006-05-15
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


___X___ QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
               For the quarterly period ended March 31, 2006

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

               Virginia                                   54-1873994
---------------------------------------           ---------------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                  Identification Number)
      25253 Lankford Highway
          Onley, Virginia                                   23418
  -------------------------------                      -----------------
      (Address of Principal                              (Zip Code)
        Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No ______


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated  filer ____ Non-accelerated  filer__X_


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____  No ____

Number of shares of Common Stock outstanding as of May 12, 2006:  2,076,367

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                        Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005

                        Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005

                        Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2006 and 2005

                        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

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

                        Financial Condition

                        Asset Quality

                        Liquidity and Capital Resources

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Item 4 - Controls and Procedures


                           PART II - OTHER INFORMATION
         Item 1 - Legal Proceedings
         Item 1A - Risk Factors
         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         Item 3 - Defaults Upon Senior Securities
         Item 4 - Submission of Matters to Vote of Security Holders
         Item 5 - Other Information
         Item 6 - Exhibits

                                   SIGNATURES



                                  Consolidated Statements of Financial Condition


                                                                             March 31,            December 31,
                                                                               2006                   2005
------------------------------------------------------------------------------------------------------------------

                               ASSETS


Cash (including interest - earning deposits of
     approximately $3,151,900 and $1,775,300, respectively)           $          8,413,100     $         9,176,000
Investment securities:
     Available-for-sale (amortized cost of $30,419,600 and
         $29,781,900, respectively)                                             30,428,600              29,889,900
     Other investments, at cost                                                  2,573,200               2,460,900
Loans receivable, net                                                          200,197,900             192,696,500
Premises and equipment, net                                                      7,384,500               7,464,600
Other assets                                                                     5,835,000               5,731,000
                                                                      ---------------------------------------------

                                                                      $        254,832,300     $       247,418,900
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        167,180,700     $       160,105,000
         Noninterest-bearing                                                    26,388,000              28,864,700
                                                                      ---------------------   ---------------------
            Total deposits                                                     193,568,700             188,969,700

Advances from Federal Home Loan Bank                                            36,533,300              34,050,000
Other liabilities                                                                  532,600                 770,600
                                                                      ---------------------------------------------
            Total liabilities                                                  230,634,600             223,790,300
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                     -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,076,367 and 2,074,207 shares
         issued and outstanding, respectively                                      685,200                 684,500
     Additional capital                                                          8,328,700               8,267,400
     Retained earnings                                                          15,181,200              14,631,400
     Accumulated other comprehensive income                                          2,600                  45,300
                                                                      ---------------------------------------------
            Total stockholders' equity                                          24,197,700              23,628,600
                                                                      ---------------------------------------------

                                                                      $        254,832,300     $       247,418,900
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.





                                Consolidated Statements of Income

                                                               Three Months Ended March 31,
                                                         -----------------------------------------
                                                                2006                  2005
--------------------------------------------------------------------------------------------------

Interest and dividend income
     Loans                                               $         3,134,900    $       2,632,200
     Investments
        Taxable interest                                             277,900              313,700
        Tax-exempt interest                                           32,600               34,700
        Dividends                                                     50,400               42,300
                                                         -----------------------------------------
            Total interest and dividend income                     3,495,800            3,022,900
                                                         -----------------------------------------

Interest expense
     Deposits                                                        933,300              820,900
     FHLB/other advances                                             420,100              128,900
                                                         -----------------------------------------
            Total interest expense                                 1,353,400              949,800
                                                         -----------------------------------------

Net interest income                                                2,142,400            2,073,100

Provision for loan losses                                             39,900               78,200
                                                         -----------------------------------------

Net interest income after
     provision for loan losses                                     2,102,500            1,994,900
                                                         -----------------------------------------

Noninterest income
     Deposit account fees                                            592,600              288,000
     Loan fees                                                        27,000               19,300
     Mortgage banking fees                                            29,600               31,800
     Commissions on investment brokerage sales                        78,400               31,200
     Gains on sales of securities                                          -               90,400
     Other                                                            67,800               61,500
                                                         -----------------------------------------
            Total noninterest income                                 795,400              522,200
                                                         -----------------------------------------

Noninterest expense
     Compensation and employee
        benefits                                                     918,100              736,400
     Occupancy and equipment                                         432,500              420,100
     Data processing                                                 212,400              186,200
     Professional fees                                                95,300               56,600
     Advertising and promotion                                        29,700               36,400
     Other                                                           202,700              164,800
                                                         -----------------------------------------
            Total noninterest expense                              1,890,700            1,600,500
                                                         -----------------------------------------

Income before income taxes                                         1,007,200              916,600

Income taxes                                                         312,200              285,500
                                                         -----------------------------------------

Net income                                               $           695,000    $         631,100
                                                         =========================================

Cash Dividends Declared Per Share                        $              0.07    $            0.06
                                                         =========================================

Earnings Per Common Share:
        Basic                                            $              0.33    $            0.31
                                                         =========================================

        Diluted                                          $              0.33    $            0.30
                                                         =========================================



           The accompanying notes are an integral part of these financial statements.






                                                Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                                        Other
                                  Number of        Common         Additional         Retained        Comprehensive
                                    Shares          Stock           Capital          Earnings        Income (Loss)       Total
                                 --------------------------------------------------------------------------------------------------


Balance, December 31, 2004        2,063,284    $   680,900    $    8,199,000    $   12,494,400    $     584,700      $ 21,959,000

Common stock cash dividend
     declared                          -              -                 -             (123,900)            -             (123,900)

Exercise of stock options             7,413          2,400            33,400              -                -               35,800

Comprehensive income (loss)            -              -                 -              631,100         (461,600)          169,500
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 2005           2,070,697    $   683,300    $    8,232,400    $   13,001,600    $     123,100      $ 22,040,400
                                 ===========     ==========      =============     ============      ============     =============

Balance, December 31, 2005        2,074,207    $   684,500    $    8,267,400    $   14,631,400    $      45,300      $ 23,628,600

Common stock cash dividend
     declared                          -              -                 -             (145,200)            -             (145,200)

Exercise of stock options             2,160            700            53,200              -                -               53,900

Tax benefit associated with the
     exercise of stock options         -              -                8,100              -                -                8,100

Comprehensive income (loss)            -              -                 -              695,000          (42,700)          652,300
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 2006           2,076,367    $   685,200    $    8,328,700    $   15,181,200    $       2,600      $ 24,197,700
                                 ===========     ==========      =============     ============      ============     =============








                                  The accompanying notes are an integral part of these financial statements.





                 Consolidated Statements of Cash Flows


                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                             2006          2005
----------------------------------------------------------------------------------------------------


Cash flows from operating activities
    Net income                                                         $    695,000    $  631,100
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                                            39,900        78,200
        Depreciation and amortization                                       189,300       180,800
        Amortization of premium and accretion
          of discount on securities, net                                      2,600        17,300
        Gain on sale of investment securities                                  -          (90,400)
        Increase in cash surrender value of life insurance                  (35,700)      (33,000)
        Tax benefit of stock options exercised                                8,100          -
        Changes in:
          Deferred loan fees                                                 25,600        38,700
          Other assets                                                      (22,700)      168,100
          Other liabilities                                                (238,000)     (362,000)
                                                                        ----------------------------
          Net cash flows from operating activities                          664,100       628,800
                                                                        ----------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                            (1,728,700)   (1,055,200)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                                       1,085,400       245,200
    Purchase of other investments                                          (868,400)   (1,455,900)
    Proceeds from maturities, sales and calls of
      other investments                                                     756,100     1,186,500
    Loan originations, net of repayments                                 (7,567,000)   (4,402,300)
    Purchase of premises and equipment                                      (95,400)      (80,700)
    Basis reduction due to cost savings agreement on
      building construction                                                    -           92,900
                                                                        ----------------------------
          Net cash flows from investing activities                       (8,418,000)   (5,469,500)
                                                                        ----------------------------




                 Consolidated Statements of Cash Flows

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                             2006          2005
----------------------------------------------------------------------------------------------------


Cash flows from financing activities
    Net increase (decrease) in demand deposits                         $ (2,538,900)   $ 1,296,100
    Net increase (decrease) in time deposits                              7,137,900     (1,590,000)
    Proceeds from FHLB advances                                         153,650,000     37,500,000
    Repayments of FHLB advances                                        (151,166,700)   (34,366,700)
    Proceeds from exercise of stock options                                  53,900         35,800
    Payment of dividends on common stock                                   (145,200)      (123,900)
                                                                       -----------------------------
          Net cash flows from financing activities                        6,991,000      2,751,300
                                                                       -----------------------------

Change in cash and cash equivalents                                        (762,900)    (2,089,400)

Cash and cash equivalents, beginning of year                              9,176,000      9,415,000
                                                                       -----------------------------

Cash and cash equivalents, end of year                                 $  8,413,100    $ 7,325,600
                                                                       =============================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                           $  1,330,200    $   841,800
    Cash paid during the period for income taxes                       $    360,000    $      -




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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2006 and 2005.


                                                                        Three Months Ended March 31,
                                                               ------------------------------------------------
                                                                      2006                        2005
                                                               --------------------       ---------------------


Net income (numerator, basic and diluted)                                $ 695,000                   $ 631,100
Weighted average shares outstanding
(denominator)                                                            2,075,200                   2,067,800
                                                               --------------------       ---------------------

Earnings per common share - basic                                           $ 0.33                      $ 0.31
                                                               ====================       =====================

Effect of dilutive securities:

Weighted average shares outstanding                                      2,075,200                   2,067,800
Effect of stock options                                                     25,000                      31,500
                                                               --------------------       ---------------------
Diluted average shares outstanding
(denominator)                                                            2,100,200                   2,099,300
                                                               --------------------       ---------------------

Earnings per common share -
assuming dilution                                                           $ 0.33                      $ 0.30
                                                               ====================       =====================



NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2006 and 2005:


                                                    Three Months Ended March 31,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------


Net income                                              $ 695,000          $ 631,100
Other comprehensive income (loss)                         (42,700)          (461,600)
                                                 -----------------  -----------------

Total comprehensive income                              $ 652,300          $ 169,500
                                                 =================  =================


NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2006 and 2005.


                                                    Three Months Ended March 31,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------


Unrealized gains (losses) on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                         $(102,000)        $ (634,600)
Less: reclassification adjustment
      for gain included in income                            -               (90,400)
                                                 -----------------  -----------------

Total other comprehensive gain (loss)
     before tax effect                                   (102,000)          (725,000)

Tax benefit (expense)                                      59,300            263,400
                                                 -----------------  -----------------

Net unrealized gain (loss)                              $ (42,700)        $ (461,600)
                                                 =================  =================




NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2006 and 2005:


                                                                                          Elimination of
                                                                                           Intersegment
(In thousands)                               Virginia      Maryland          Other         Transactions           Total
                                          ------------- --------------  --------------    ----------------    --------------


Net Interest Income:
     Three months ended March 31, 2006       $  1,620       $    447           $    (60)       $     135            $  2,142
     Three months ended March 31, 2005       $  1,528       $    395           $    261        $    (111)           $  2,073

Assets:
     March 31, 2006                          $194,499       $ 48,258           $ 47,275        $ (35,200)           $254,832
     December 31, 2005                       $186,922       $ 46,145           $ 45,042        $ (30,690)           $247,419



NOTE 5 - STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management adopted the disclosure provisions of this Standard in 2002.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at March 31, 2005.




                                                   Three Months Ended
                                                        March 31,
                                                          2005
                                                   -------------------


(Dollars in thousands, except per share data)

Net income, as reported                                   $ 631,100
Deduct:
             Total stock-based employee
             compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects                     (72,800)
                                                     ---------------

Pro forma net income                                      $ 558,300
                                                     ===============

Earnings per share:

Basic - as reported                                       $    0.31
                                                     ===============
Basic - pro forma                                         $    0.27
                                                     ===============

Diluted - as reported                                     $    0.30
                                                     ===============
Diluted - pro forma                                       $    0.27
                                                     ===============




On January 1, 2006, the Company adopted SFAS 123(r), Share-Based Payment. The standard eliminated the ability to account for share-based compensation transactions under the intrinsic value method and required that such transactions be accounted for using a fair value-based method which results in the recognition of compensation expense in the Company's statement of income. For the three months ended March 31, 2006, the Company recognized $40,300 of such expense.


NOTE 6 - SUBSEQUENT EVENT

During April 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on May 1, 2006 to shareholders of record on April 24, 2006.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2006 was $695,000, or $0.33 per diluted share, compared to net income of $631,100, or $0.30 per diluted share, for the same period of the prior year. Noninterest income drove earnings growth during the quarter with an increase of 52.3% for the three months ended March 31, 2006. Growth in deposit account fees accounted for the majority of this increase. Earnings also benefited during the first three months of 2006 from increased commissions generated by the company's investment subsidiary, growth in net interest income caused by increased loan production and continued strong asset quality. Other factors impacting earnings include increased employee compensation and benefits expense, increased costs associated related to growth in the Bank's ATM network and internet banking products and an increase in professional fees associated with meeting the requirements of Sarbanes-Oxley.

Net Interest Income

Net interest income increased 3.3% to $2.14 million for the three months ended March 31, 2006, compared to $2.07 million for the same period in 2005. Net interest income benefited from an increase in loans which averaged $198.7 million during the quarter ended March 31, 2006, compared to $179.0 million for the 2005 quarter. Growth in the residential real estate loan portfolio remained strong with an increase in average balances of 17.3%. The Company's net interest margin was 3.70% for the three months ended March 31, 2006, compared to 3.80% for the 2005 three month period. The decrease in net interest margin over 2005 resulted primarily from the flat yield curve during a period of rising short-term interest rates.

Average earning assets for the three month period ending March 2006 increased $13.2 million over the March 2005 period. Residential real estate loan growth realized the largest increase with average total loans $16.1 million higher during the March 2006 three month period as compared to the same period of 2005. Average commercial loans increased $3.3 million, while other loan categories were flat during the period. Average investment securities declined $6.3 million during the period, reflecting the liquidity demands generated by the loan growth. Average total deposits decreased by $5.7 million, primarily resulting from increased competition in the Bank's markets. During the three month period ended March 31, 2006, average interest-bearing checking and savings demand deposits declined $5.5 million when compared to the March 2005 period. Decreases in the Bank's money market product accounted for the majority of this decline due to increased rate competition from other banks, brokerage firms and insurance companies for all deposit products. During the March 2006 quarter, average time deposit balances were relatively flat at $88.5 million, as compared to the 2005 period. The Company relied on Federal Home Loan Bank ("FHLB") advances to fund liquidity shortfalls during the period. Accordingly, average FHLB advances increased $16.9 million during the period ended March 31, 2006 as compared to the March 2005 period.

Interest and dividend income was $3.50 million for the three month period ended March 31, 2006, representing an increase of 15.6% over the comparable 2005 amount. Continued loan growth and improving interest rates on loans positively impacted interest and dividend income during the period. Loan yields improved by 43 basis points from March 2005 to March 2006, while investment yields increased by 35 basis points over the same period.

An 85.5% increase in average FHLB advances and rising interest rates contributed to interest expense increasing 42.5% to $1.35 million for the three month period ended March 31, 2006. Market pressures continue to force the Bank to raise its deposit rates in order to grow the Company. The average rate on interest-bearing liabilities for the three months ended March 31, 2006 was 2.72%, compared to 2.01% incurred in 2005. Interest rates on time deposit accounts and FHLB advances represented the greatest impact on the Bank's cost of funding by increasing 64 basis points and 197 basis points, respectively, while checking and savings deposit costs declined 5 basis points during the 2006 three month period as compared to the 2005 period.

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


                            Average Balances, Income and Expenses, Yields and Rates

                                                            Three Months Ended March 31,
                                      --------------------------------------------------------------------------
                                                      2006                                  2005
                                      ------------------------------------    ----------------------------------
                                        Average      Income/     Yield/       Average      Income/     Yield/
(In Thousands)                          Balance      Expense      Rate        Balance      Expense      Rate
                                      -----------   ---------  ----------    ---------    ---------  ----------


Assets:
       Securities (1)                 $   32,021   $      357       4.46%   $   38,332   $      394       4.11%
       Loans (net of unearned income):
            Real estate mortgage         109,244        1,590       5.82%       93,128        1,323       5.68%
            Commercial                    71,306        1,196       6.71%       67,988        1,042       6.13%
            Home equity lines             15,560          290       7.46%       15,661          218       5.57%
            Consumer                       2,605           59       9.06%        2,269           49       8.64%
                                        ---------    ---------                ---------    ---------
                Total loans              198,715        3,135       6.31%      179,046        2,632       5.88%
       Interest-bearing deposits
            in other banks                 2,518           21       3.34%        2,664           15       2.25%
                                        ---------                             ---------
                                                     ---------                             ---------
                Total earning assets     233,254        3,513       6.02%      220,042        3,041       5.53%
                                                     ---------                             ---------
       Less: allowance for loan losses    (2,869)                               (2,432)
       Total nonearning assets            19,181                                19,309
                                        ---------                             ---------
       Total assets                   $  249,566                            $  236,919
                                        =========                             =========

Liabilities
       Interest-bearing deposits:
            Checking and savings      $   73,909   $      123       0.67%   $   79,391   $      142       0.72%
            Time deposits                 88,481          811       3.67%       89,687          679       3.03%
                                        ---------    ---------                ---------    ---------

                Total interest-bearing
                deposits                 162,390          934       2.30%      169,078          821       1.94%

       FHLB advances                      36,668          420       4.58%       19,764          129       2.61%
                                        ---------    ---------                ---------    ---------
                Total interest-bearing
                liabilities              199,058        1,354       2.72%      188,842          950       2.01%
                                                     ---------                             ---------
       Non-interest bearing liabilities:
            Demand deposits               25,990                                25,028
            Other liabilities                393                                   753
                                        ---------                             ---------

       Total liabilities                 225,441                               214,623
       Stockholders' equity               24,125                                22,296
                                        ---------                             ---------

       Total liabilities and
         stockholders equity          $  249,566                            $  236,919
                                        =========                             =========

       Net interest income (1)                     $    2,159                            $    2,091
                                                     =========                             =========

       Interest rate spread (1)(2)(3)                               3.30%                                 3.52%
       Net interest margin (1)(2)(4)                                3.70%                                 3.80%



(1)      Tax  equivalent  basis.  The tax  equivalent  adjustment  to net interest  income was $17,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


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

The following table presents the Company's interest sensitivity position at March 31, 2006. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                                  Interest Sensitivity Analysis

                                                                                March 31, 2006
                                               --------------------------------------------------------------------------------
                                                   Within           91-365          1 to 5           Over
(In Thousands)                                     90 Days           Days            Years          5 Years          Total
                                               --------------   --------------  --------------  --------------   --------------


Interest-Earning Assets:
       Loans (1)                                $    49,967      $    49,836     $    95,359     $     7,903      $   203,065
       Securities                                     5,097            2,759          21,231           3,915           33,002
       Money market and other
           short term securities                      3,152             -               -               -               3,152
       Other earning assets                            -                -               -              3,451            3,451
                                               --------------   --------------  --------------  --------------   --------------

       Total earning assets                     $    58,216      $    52,595     $   116,590     $    15,269      $   242,670
                                               ==============   ==============  ==============  ==============   ==============
       Cumulative earning assets                $    58,216      $   110,811     $   227,401     $   242,670      $   242,670
                                               ==============   ==============  ==============  ==============   ==============


Interest-Bearing Liabilities:
       Money market savings                     $    20,616      $      -        $      -        $      -         $    20,616
       Interest checking (2)                           -                -             27,697            -              27,697
       Savings (2)                                    2,305              648          19,916            -              22,869
       Certificates of deposit                        8,353           47,326          39,264           1,056           95,999
       FHLB advances                                 22,000            2,000          12,000             533           36,533
                                               --------------   --------------  --------------  --------------   --------------

       Total interest-bearing liabilities       $    53,274      $    49,974     $    98,877     $     1,589      $   203,714
                                               ==============   ==============  ==============  ==============   ==============
       Cumulative interest-bearing liabilities  $    53,274      $   103,248     $   202,125     $   203,714      $   203,714
                                               ==============   ==============  ==============  ==============   ==============

       Period gap                               $     4,942      $     2,621     $    17,713     $    13,680      $    38,956
       Cumulative gap                           $     4,942      $     7,563     $    25,276     $    38,956      $    38,956
       Ratio of cumulative interest-earning
           assets to interest-bearing liabilities    109.28%          107.33%         112.51%         119.12%          119.12%
       Ratio of cumulative gap to total
           earning assets                              2.04%            3.12%          10.42%          16.05%           16.05%



(1)  Includes nonaccrual loans of $904,000, which are included in the 91-365 days and 1 to 5 years categories.
(2)  Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.



Noninterest Income

Noninterest income was $795,400 during the three months ended March 31, 2006, representing a 52.3% increase over the $522,200 earned for the same period in 2005. Excluding $90,400 of gains on sales of securities realized during the March 2005 quarter, core noninterest income increased $363,600 or 84.2%. Growth in deposit account fees resulting from additional product offerings accounted for the majority of this increase. Deposit account fees were $592,600 for the three months ended March 31, 2006, representing a 105.8% increase over the $288,000 of deposit account fees realized during the March 2005 quarter. The company's noninterest income also benefited from its investment subsidiary operations which earned commissions of $78,400 during the 2006 quarter, compared to $31,200 for the 2005 quarter.

Provision for Loan Losses

Provision for loan losses was $39,900 for the three month period ended March 31, 2006, compared to $78,200 for the same period of 2005. With asset quality remaining strong during the quarter, management considers the allowance for loan loss to be commensurate with the risk existing in the bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expenses were $1.89 million for the three months ended March 31, 2006, compared to $1.60 million during the same period of 2005, representing an increase of 18.1%. Employee compensation and benefits expense accounted for a significant portion of the increase in noninterest expense, $40,300 of which related to the expensing of employee stock options granted during March 2006. Employee compensation and benefits expense was also impacted by increases in personnel and normal salary adjustments that have occurred over the past year. Other increases in expenses primarily relate to growth in the bank's ATM network and internet banking product and additional professional fees resulting from costs associated with meeting the requirements of Sarbanes-Oxley.

Financial Condition

During the three months ended March 31, 2006, the Company's assets increased by $7.4 million from $247.4 million at December 31, 2005 to $254.8 million at March 31, 2006. Growth in net loans of $7.5 million accounted for this increase while other asset categories remained relatively flat during the period. Favorable market conditions continued to benefit loan volumes.

Deposits grew to $193.6 million from December 2005 to March 2006.
Interest-bearing demand, savings and time deposit account balances increased by a total of $7.1 million, while noninterest-bearing deposits declined by $2.5 million. FHLB advances were used to fund liquidity shortfalls during the period, increasing by $2.5 million during the quarter.

Stockholders' equity was $24.2 million at March 31, 2006, representing an increase of $569,100 since December 31, 2005. Comprehensive income benefited from $695,000 of net income during the three month period, but the increase in interest rates caused the value of the Company's investment portfolio to decline by $42,700 (net of the tax effect). The Company also paid common stock dividends of $145,200 ($0.07 per share) during the period.

During April 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on May 1, 2006 to shareholders of record on April 24, 2006.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $904,000 at March 31, 2006, compared to $1.1 million at December 31, 2005. As to nonaccrual loans existing at March 31, 2006, approximately $12,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. The Company has identified $350,000 of other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Impaired loans have a valuation allowance allocation of $52,500 at March 31, 2006.

At March 31, 2006, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.1 million. In addition, other performing loans, totaling $3.0 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                                 Nonperforming Assets


                                                                              March 31              December 31,
(In Thousands)                                                                 2006                     2005
                                                                       ----------------------  ------------------------


Nonaccrual loans:
       Commercial                                                        $                98      $                194
       Real estate mortgage                                                              739                       811
       Home equity lines of credit                                                        25                        -
       Consumer                                                                           42                        59
                                                                           ------------------       -------------------

       Total nonaccrual loans                                                            904                     1,064
Other real estate owned                                                                   -                         -
                                                                           ------------------       -------------------

       Total nonperforming assets                                        $               904      $              1,064
                                                                           ==================       ===================

Loans past due 90 or more days
       accruing interest                                                                  -                         -
Allowance for loan losses to
       nonaccrual loans                                                               317.15%                   267.95%
Nonperforming assets to period end
       loans and other real estate owned                                                0.45%                     0.56%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                              Allowance for Loan Losses


                                                                                  Three Months Ended March 31,
                                                                           --------------------------------------------
(In Thousands)                                                                   2006                      2005
                                                                           ------------------       -------------------


Balance, beginning of period                                             $             2,851      $              2,404
Loans charged off:
       Commercial                                                                       -                         -
       Real estate mortgage                                                             -                         -
       Consumer                                                                          (48)                       (6)
                                                                           ------------------       -------------------

       Total loans charged-off                                                           (48)                       (6)
                                                                           ------------------       -------------------

Recoveries:
       Commercial                                                                       -                         -
       Real estate mortgage                                                             -                         -
       Consumer                                                                           24                         6
                                                                           ------------------       -------------------

       Total recoveries                                                                   24                         6
                                                                           ------------------       -------------------

Net recoveries (charge-offs)                                                             (24)                     -
Provision for loan losses                                                                 40                        78
                                                                           ------------------       -------------------

Balance, end of period                                                   $             2,867      $              2,482
                                                                           ==================       ===================

Allowance for loan losses to loans
       outstanding at end of period                                                     1.41%                     1.36%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                             317.15%                   332.71%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                        0.01%                     0.00%





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

At March 31, 2006, the Company had outstanding loan, line of credit and letter of credit commitments of $46.0 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2006 amounted to $55.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents decreased $762,900 for the three months ended March 31, 2006, compared to a decrease of $2.1 million for the three months ended March 31, 2005. Net cash from operating activities was $664,100 for the three months ended March 31, 2006, compared to $628,800 during the same period of 2005. The changes reflect the earnings growth experienced during the quarter and other fluctuations in normal operating activities.

Net cash used in investing activities was $8.4 million during the three months ended March 31, 2006, compared to net cash used in investing activities of $5.5 million for the three months ended March 31, 2005. Stronger loan growth during the first three months of 2006 than what occurred during 2005 constituted the majority of the difference.

Net cash from financing activities was $7.0 million for the three months ended March 31, 2006, compared to net cash from financing activities of $2.8 million for the three months ended March 31, 2005. Greater growth in time deposits during the March 2006 quarter represented the majority of this increase.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $1,000,000 in dividends to the Company during the three months ended March 31, 2006. The Bank did not pay dividends to the Company during the first three months of 2005. At March 31, 2006, the Bank's retained earnings available for the payment of dividends was $4.5 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2006, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2006 and December 31, 2005.




                                          Analysis of Capital

                                                                     March 31,          December 31,
(In Thousands)                                                         2006                 2005
                                                                 ------------------  -------------------


Tier 1 Capital:
       Common stock                                               $            685     $            685
       Additional paid-in capital                                            8,329                8,267
       Retained earnings                                                    15,181               14,632
       Accumulated other comprehensive income                                    3                   45
                                                                    ---------------      ---------------
             Total capital (GAAP)                                           24,198               23,629
       Less: Intangibles                                                      (448)                (464)
       Net unrealized gain on debt and equity securities                        (3)                 (45)
                                                                    ---------------      ---------------
             Total Tier 1 capital                                           23,747               23,120


Tier 2 Capital:
       Allowable allowances for loan losses                                  2,228                2,152
       Net unrealized gains on equity securities                               169                  161
                                                                    ---------------      ---------------
             Total Tier 2 capital                                 $         26,144     $         25,433
                                                                    ===============      ===============

Risk-weighted assets                                              $        182,440     $        174,986

Capital Ratios:
       Tier 1 risk-based capital ratio                                       13.02%               13.21%
       Total risk-based capital ratio                                        14.33%               14.53%
       Tier 1 capital to average adjusted
             total assets                                                     9.53%                9.44%







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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2006. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $198,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $30,000.

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

Item 1A - Risk Factors

There has been no material changes in the risk factors as previously disclosed in response to Item 1A. Part I of the Company's December 31, 2005 Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during April 2006 relative to the Company's March 31, 2006 earnings release dated April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                               May 12, 2006
-------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                               May 12, 2006
-------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: May 12, 2006
                                     /s/ Scott C. Harvard
                                     -------------------------------------
                                     Scott C. Harvard
                                     President and Chief Executive Officer

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


Date: May 12, 2006
                                     /s/ Steven M. Belote
                                     ------------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  May 12, 2006





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  May 12, 2006





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.