Form 10-Q
period 2006-06-30
SHORE FINANCIAL CORP
filed 2006-08-11
CIK 1045690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
        ACT OF 1934
               For the quarterly period ended June 30, 2006

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

           Virginia                                       54-1873994
----------------------------------                   ---------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

    25253 Lankford Highway
        Onley, Virginia                                     23418
----------------------------------                        ---------
     (Address of Principal                                (Zip Code)
      Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes __X__ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer __X__

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes ____ No __X__

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                        Yes ____ No ____

Number of shares of Common Stock outstanding as of August 11, 2006:  2,076,367

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005

                           Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005

                           Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2006 and 2005

                           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

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

                                   SIGNATURES



                                  Consolidated Statements of Financial Condition


                                                                             June 30,             December 31,
                                                                               2006                   2005
------------------------------------------------------------------------------------------------------------------

                               ASSETS


Cash (including interest - earning deposits of
     approximately $2,798,400 and $1,775,300, respectively)           $         10,324,000     $         9,176,000
Investment securities:
     Available-for-sale (amortized cost of $28,685,600 and
         $29,781,900, respectively)                                             28,391,600              29,889,900
     Other investments, at cost                                                  2,392,500               2,460,900
Loans receivable, net                                                          210,222,900             192,696,500
Premises and equipment, net                                                      7,241,800               7,464,600
Other assets                                                                     5,999,800               5,731,000
                                                                      ---------------------------------------------

                                                                      $        264,572,600     $       247,418,900
                                                                      =============================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                             $        177,050,300     $       160,105,000
         Noninterest-bearing                                                    29,898,700              28,864,700
                                                                      ---------------------   ---------------------
            Total deposits                                                     206,949,000             188,969,700

Advances from Federal Home Loan Bank                                            32,216,700              34,050,000
Other liabilities                                                                  811,400                 770,600
                                                                      ---------------------------------------------
            Total liabilities                                                  239,977,100             223,790,300
                                                                      ---------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                     -                       -
     Common stock, par value $.33 per share, 5,000,000
         shares authorized; 2,076,827 and 2,074,207 shares
         issued and outstanding, respectively                                      685,400                 684,500
     Additional capital                                                          8,333,400               8,267,400
     Retained earnings                                                          15,772,100              14,631,400
     Accumulated other comprehensive income                                       (195,400)                 45,300
                                                                      ---------------------------------------------
            Total stockholders' equity                                          24,595,500              23,628,600
                                                                      ---------------------------------------------

                                                                      $        264,572,600     $       247,418,900
                                                                      =============================================


                    The accompanying notes are an integral part of these financial statements.





                                                Consolidated Statements of Income

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                    2006                 2005             2006                2005
-------------------------------------------------------------------------------------------------------------------------


Interest and dividend income
     Loans                                      $   3,368,900      $   2,711,000     $    6,503,800      $     5,343,200
     Investments
         Taxable interest                             304,800            330,300            582,700              644,000
         Tax-exempt interest                           38,400             34,700             71,000               69,400
         Dividends                                     62,400             39,200            112,800               81,500
                                                ---------------------------------    ------------------------------------
             Total interest and dividend income     3,774,500          3,115,200          7,270,300            6,138,100
                                                ---------------------------------    ------------------------------------

Interest expense
     Deposits                                       1,192,000            837,600          2,125,300            1,658,500
     FHLB/other advances                              436,700            230,900            856,800              359,800
                                                ---------------------------------    ------------------------------------
               Total interest expense               1,628,700          1,068,500          2,982,100            2,018,300
                                                ---------------------------------    ------------------------------------

Net interest income                                 2,145,800          2,046,700          4,288,200            4,119,800

Provision for loan losses                              51,900             82,000             91,800              160,200
                                                ---------------------------------    ------------------------------------

Net interest income after
     provision for loan losses                      2,093,900          1,964,700          4,196,400            3,959,600
                                                ---------------------------------    ------------------------------------

Noninterest income
     Deposit account fees                             621,900            319,500          1,214,500              607,500
     Loan fees                                         26,600             31,800             53,600               51,100
     Mortgage banking fees                             19,800             46,100             49,400               77,900
     Commissions on investment brokerage sales        112,100             33,200            190,500               64,400
     Gains on sales of securities                           -             69,800                  -              160,200
     Other                                             61,800             63,500            129,600              125,000
                                                ---------------------------------    ------------------------------------
               Total noninterest income               842,200            563,900          1,637,600            1,086,100
                                                ---------------------------------    ------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                     937,900            784,300          1,856,000            1,520,700
     Occupancy and equipment                          406,300            391,600            838,800              811,700
     Data processing                                  203,500            186,700            415,900              372,900
     Professional fees                                 97,700             68,100            193,000              124,700
     Advertising and promotion                         33,500             49,200             63,200               85,600
     Other                                            190,200            159,200            392,900              324,000
                                                ---------------------------------    ------------------------------------
               Total noninterest expense            1,869,100          1,639,100          3,759,800            3,239,600
                                                ---------------------------------    ------------------------------------

Income before income taxes                          1,067,000            889,500          2,074,200            1,806,100

Income taxes                                          330,800            275,800            643,000              561,300
                                                ---------------------------------    ------------------------------------

Net income                                      $     736,200      $     613,700     $    1,431,200      $     1,244,800
                                                =================================    ====================================

Cash Dividends Declared Per Share               $        0.07      $        0.06     $         0.14      $          0.12
                                                =================================    ====================================

Earnings Per Common Share:
         Basic                                  $          0.36    $           0.29  $         0.69      $          0.60
                                                =================================    ====================================

         Diluted                                $          0.35    $           0.29  $         0.68      $          0.59
                                                =================================    ====================================


            The accompanying notes are an integral part of these financial statements.



                                                Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                   Accumulated
                                                                                                      Other
                                 Number of       Common         Additional         Retained        Comprehensive
                                  Shares          Stock           Capital          Earnings        Income (Loss)          Total
                               ------------  ---------------------------------------------------------------------------------------



Balance, December 31, 2004       2,063,284   $    680,900    $    8,199,000    $   12,494,400    $       584,700    $   21,959,000

Common stock cash dividend
     declared                            -              -                 -          (248,100)                 -          (248,100)

Exercise of stock options            7,653          2,500            35,900                 -                  -            38,400

Comprehensive income (loss)              -              -                 -         1,244,800           (307,200)          937,600
                               ------------  ---------------------------------------------------------------------------------------

Balance, June 30, 2005           2,070,937   $    683,400    $    8,234,900    $   13,491,100    $       277,500    $   22,686,900
                               ============  =============   ===============   ===============   ================   ================

Balance, December 31, 2005       2,074,207   $    684,500    $    8,267,400    $   14,631,400    $        45,300    $   23,628,600

Common stock cash dividend
     declared                            -              -                 -          (290,500)                 -          (290,500)

Exercise of stock options            2,620            900            57,900                 -                  -            58,800

Tax benefit associated with the
     exercise of stock options           -              -             8,100                 -                  -             8,100

Comprehensive income (loss)              -              -                 -         1,431,200           (240,700)        1,190,500
                               ------------  ---------------------------------------------------------------------------------------

Balance, June 30, 2006           2,076,827   $    685,400    $    8,333,400    $   15,772,100    $      (195,400)   $   24,595,500
                               ============  =============   ===============   ===============   ================   ================








                                  The accompanying notes are an integral part of these financial statements.



                 Consolidated Statements of Cash Flows


                                                         Six Months Ended June 30,
                                                        --------------------------
                                                             2006          2005
---------------------------------------------------------------------------------


Cash flows from operating activities
    Net income                                          $ 1,431,200    $1,244,800
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                            91,800       160,200
        Depreciation and amortization                       380,600       362,600
        Amortization of premium and accretion
          of discount on securities, net                      4,600        34,500
        Gain on sale of investment securities                     -      (160,200)
        Increase in cash surrender value of
          life insurance                                    (72,200)      (66,500)
        Tax benefit of stock options exercised                8,100             -
        Changes in:
          Deferred loan fees                                 63,200        69,700
          Other assets                                      (65,300)       72,200
          Other liabilities                                  40,800      (524,800)
                                                        --------------------------
          Net cash flows from operating activities        1,882,800     1,192,500
                                                        --------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities            (2,055,100)    (982,400)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                       3,146,800       663,500
    Purchase of other investments                        (1,323,300)   (2,967,000)
    Proceeds from maturities, sales and calls of
      other investments                                   1,391,700     2,311,500
    Loan originations, net of repayments                (17,681,400)  (10,482,800)
    Purchase of premises and equipment                     (127,800)     (136,000)
                                                        --------------------------
          Net cash flows from investing activities      (16,649,100)  (11,593,200)
                                                        --------------------------




                 Consolidated Statements of Cash Flows

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                             2006          2005
----------------------------------------------------------------------------------


Cash flows from financing activities
    Net increase (decrease) in demand deposits          $(4,095,300)  $ 5,068,100
    Net increase (decrease) in time deposits             22,074,600    (1,590,000)
    Proceeds from FHLB advances                         148,500,000    69,800,000
    Repayments of FHLB advances                        (150,333,300)  (60,383,400)
    Proceeds from exercise of stock options                  58,800        38,400
    Payment of dividends on common stock                   (290,500)     (248,100)
                                                        --------------------------
          Net cash flows from financing activities       15,914,300    12,685,000
                                                        --------------------------

Change in cash and cash equivalents                       1,148,000     2,284,300

Cash and cash equivalents, beginning of year              9,176,000     9,415,000
                                                        --------------------------

Cash and cash equivalents, end of year                  $10,324,000   $11,699,300
                                                        ==========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest            $ 2,709,200    $1,931,300
    Cash paid during the period for income taxes        $   630,000    $  443,500
    Conversion of Trust Preferred Stock investment
        to common stock                                 $         -    $   72,000




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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2006 and 2005.



                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                         ---------------------------------       -----------------------------------
                                                              2006              2005                   2006              2005
                                                         ----------------  ---------------       ----------------- -----------------



Net income (numerator, basic and diluted)                   $    736,200    $     613,700          $    1,431,200    $    1,244,800
Weighted average shares outstanding
(denominator)                                                  2,076,600        2,070,800               2,075,900         2,069,275
                                                         ----------------  ---------------       ----------------- -----------------

Earnings per common share - basic                           $       0.36    $        0.29          $         0.69    $         0.60
                                                         ================  ===============       ================= =================

Effect of dilutive securities:

Weighted average shares outstanding                            2,076,600        2,070,800               2,075,900         2,069,275
Effect of stock options                                           25,900           30,400                  25,300            30,500
                                                         ----------------  ---------------       ----------------- -----------------
Diluted average shares outstanding
(denominator)                                                  2,102,500        2,101,200               2,101,200         2,099,775
                                                         ----------------  ---------------       ----------------- -----------------

Earnings per common share -
assuming dilution                                           $       0.35    $        0.29          $         0.68    $         0.59
                                                         ================  ===============       ================= =================




NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2006 and 2005:


                                                      Six Months Ended June 30,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------



Net income                                            $ 1,431,200         $1,244,800
Other comprehensive income (loss)                        (240,700)          (307,200)
                                                    --------------     --------------

Total comprehensive income                            $ 1,190,500          $ 937,600
                                                    ==============     ==============



NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2006 and 2005.



                                                      Six Months Ended June 30,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------



Unrealized gains (losses) on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                         $(402,000)        $ (331,800)
Less: reclassification adjustment
      for gain included in income                               -           (160,200)
                                                    --------------     --------------

Total other comprehensive gain (loss)
     before tax effect                                   (402,000)          (492,000)

Tax benefit (expense)                                     161,300            184,800
                                                    --------------     --------------

Net unrealized gain (loss)                              $(240,700)        $ (307,200)
                                                    ==============     ==============



NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2006 and 2005:



                                                                                         Elimination of
                                                                                         Intersegment
(In thousands)                               Virginia       Maryland        Other        Transactions             Total
                                          -------------  --------------  -------------  ----------------      --------------



Net Interest Income:
     Six months ended June 30, 2006         $    3,238      $      890     $     (134)       $      294         $     4,288
     Six months ended June 30, 2005         $    2,957      $      811     $      435        $      (83)        $     4,120

Assets:
     June 30, 2006                          $  198,824      $   52,332     $   45,271        $  (31,854)        $   264,573
     December 31, 2005                      $  186,922      $   46,145     $   45,042        $  (30,690)        $   247,419



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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at June 30, 2005.



                                                                 Three Months                Six Months
                                                                Ended June 30,             Ended June 30,
                                                                     2005                       2005
                                                              --------------------       -------------------


(Dollars in thousands, except per share data)

Net income, as reported
Deduct:                                                                 $ 613,700               $ 1,244,800
                Total stock-based employee
                compensation expense
                determined under fair value
                based method for all awards,
                net of related tax effects                                (43,800)                 (116,600)
                                                              --------------------       -------------------

Pro forma net income                                                    $ 569,900               $ 1,128,200
                                                              ====================       ===================

Earnings per share:

Basic - as reported                                                        $ 0.29                    $ 0.60
                                                              ====================       ===================
Basic - pro forma                                                          $ 0.28                    $ 0.55
                                                              ====================       ===================

Diluted - as reported                                                      $ 0.29                    $ 0.59
                                                              ====================       ===================
Diluted - pro forma                                                        $ 0.27                    $ 0.54
                                                              ====================       ===================




On January 1, 2006, the Company adopted SFAS 123(r), Share-Based Payment. The standard eliminated the ability to account for share-based compensation transactions under the intrinsic value method and required that such transactions be accounted for using a fair value-based method which results in the recognition of compensation expense in the Company's statement of income. For the three and six months ended June 30, 2006, the Company recognized $0 and $40,300 of such expense, respectively.

NOTE 6 - SUBSEQUENT EVENT

During July 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2006 to shareholders of record on July 24, 2006.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2006 was $736,200, or $0.35 per diluted share, compared to net income of $613,700, or $0.29 per diluted share, for the same period of the prior year. Earnings for the six months ended June 30, 2006 increased to $1.43 million, compared to $1.24 million for the 2005 six month period. Noninterest income continued to drive earnings growth during the June quarter and six month periods with an increase of 49.4% and 50.8%, respectively. Noninterest income for the June 2006 quarter was $842,200, compared to $563,900 for the June 2005 quarter end, while noninterest income was $1.64 million for the six months ended June 30, 2006, compared to $1.09 million for the same period of 2005. Income from deposit accounts accounted for the majority of this growth, increasing to $621,900 and $1.21 million or 94.6% and 99.9% for the three and six months ended June 30, 2006, respectively. The company's investment subsidiary operations continued its strong performance earning commissions of $112,100 and $190,500 during the 2006 quarter and six month periods, respectively, compared to $33,200 and $64,400 for the same periods in 2005.

Net Interest Income

Net interest income also contributed to earnings growth with an increase of 4.8% to $2.15 million for the three months ended June 30, 2006 and an increase of 4.1% for the six months ended June 30, 2006, as compared to the same periods of 2005. This increase occurred in the face of pressure on the company's net interest margin and was primarily driven by an increase in loans which averaged $202.9 million during the six months ended June 30, 2006, compared to $182.2 million for the 2005 six month period. The company's total assets reached $264.6 million, compared to $247.4 million at December 2005. Deposit balances were $206.9 million at June 30, 2006, compared to $189.0 million at December 31, 2005.

Average earning assets for the six months ended June 2006 increased $13.7 million over the June 2005 period. Growth in the bank's residential real estate loan portfolio constituted the majority of total loan growth with average balances increasing $16.8 million, or 17.7%, during the six months ended June 30, 2006 as compared to the same period of 2005. Average commercial loans increased $3.2 million, while other loan categories were flat during the period. Average investment securities declined $6.6 million during the period, reflecting the liquidity demands generated by the loan growth. Average total deposits were flat at $193.1 million. During the six months ended June 30, 2006, average interest-bearing checking and savings demand deposits declined $9.5 million when compared to the June 2005 six month period. Decreases in the Bank's money market product accounted for the majority of this decline due to increased rate competition from other banks, brokerage firms and insurance companies for all deposit products. During the June 2006 six month period, average time deposit balances increased $9.0 million to $95.7 million when compared to the 2005 period. The Company purchased brokered certificates of deposit and ran several rate specials during the 2006 six month period which accounted for the increase in time deposits. Federal Home Loan Bank ("FHLB") advances were used to fund any additional liquidity shortfalls during the period, resulting in average FHLB advances increasing $11.5 million during the period ended June 30, 2006 as compared to the June 2005 period.

Interest and dividend income was $3.77 million and $7.27 million for the three and six month periods ended June 30, 2006, representing increases of 21.2% and 18.4%, respectively, over the comparable 2005 amounts. Continued loan growth constituted the majority of these increases despite net interest margin pressures during the periods. Loan yields improved by 55 basis points from June 2005 to June 2006, while investment yields increased by 57 basis points over the same period.

Interest expense for the three and six months ended June 30, 2006 was $1.63 million and $2.98 million, respectively, representing an increase of 52.4% and 47.8%, respectively, over comparable 2005 amounts. A 10.4% and 43.4% increase in average time deposits and FHLB advances, respectively, and an 83 basis point increase in total interest-bearing liabilities contributed to these increases. Market pressures continue to force the Bank to raise its deposit rates in order to fund loan demand. The average rate on interest-bearing liabilities for the six months ended June 30, 2006 was 2.94%, compared to 2.11% incurred in 2005. Interest rates on time deposit accounts and FHLB advances represented the greatest impact on the Bank's cost of funding by increasing 79 basis points and 182 basis points, respectively, while checking and savings deposit costs declined 4 basis points during the 2006 six month period as compared to the 2005 period.

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



                                   Average Balances, Income and Expenses, Yields and Rates

                                                                       Six Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                2006                                       2005
                                           -----------------------------------------  -----------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           -------------   -----------  -----------    -----------    -----------  -----------


Assets:
       Securities (1)                      $     32,232   $        753        4.67%   $     38,844   $        797        4.10%
       Loans (net of unearned income):
             Real estate mortgage               111,817          3,275        5.86%         95,041          2,640        5.56%
             Commercial                          72,325          2,486        6.87%         69,106          2,146        6.21%
             Home equity lines                   15,851            611        7.71%         15,854            459        5.79%
             Consumer                             2,922            131        8.97%          2,230             98        8.79%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   202,915          6,503        6.41%        182,231          5,343        5.86%
       Interest-bearing deposits
             in other banks                       2,518             51        4.05%          2,880             34        2.36%
                                             -----------                                -----------
                                                            -----------                                -----------
                  Total earning assets          237,665          7,307        6.15%        223,955          6,174        5.51%
                                                            -----------                                -----------
       Less: allowance for loan losses           (2,872)                                    (2,473)
       Total nonearning assets                   19,374                                     19,434
                                             -----------                                -----------
       Total assets                        $    254,167                               $    240,916
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     70,678   $        267        0.76%   $     80,158   $        320        0.80%
             Time deposits                       95,697          1,858        3.88%         86,681          1,338        3.09%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      166,375          2,125        2.55%        166,839          1,658        1.99%

       FHLB advances                             36,251            857        4.73%         24,764            360        2.91%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   202,626          2,982        2.94%        191,603          2,018        2.11%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     26,769                                     26,359
             Other liabilities                      391                                        614
                                             -----------                                -----------

       Total liabilities                        229,786                                    218,576
       Stockholders' equity                      24,381                                     22,340
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    254,167                               $    240,916
                                             ===========                                ===========

       Net interest income (1)                            $      4,325                               $      4,156
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.21%                                      3.40%
       Net interest margin (1)(2)(4)                                          3.64%                                      3.71%



(1) Tax equivalent basis. The tax equivalent adjustment to net interest income was $37,000 and $36,000 for the six months ended June 30, 2006 and 2005, respectively.
(2) Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3) Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is derived by dividing net interest income by average total earning assets.



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

The following table presents the Company's interest sensitivity position at June 30, 2006. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.




                                                                 Interest Sensitivity Analysis

                                                                                June 30, 2006
                                              ------------------------------------------------------------------------------
                                                   Within          91-365          1 to 5           Over
(In Thousands)                                    90 Days           Days            Years          5 Years        Total
                                              ---------------- ---------------- -------------- --------------- -------------


Interest-Earning Assets:
       Loans (1)                               $   55,372       $     51,045     $    98,687     $      8,003    $  213,107
       Securities                                   2,923              2,744          19,799            5,613        31,079
       Money market and other
           short term securities                    2,798                  -               -                -         2,798
       Other earning assets                             -                  -               -            3,487         3,487
                                              ---------------- ---------------- -------------- --------------- -------------

       Total earning assets                    $   61,093       $     53,789     $   118,486     $     17,103    $  250,471
                                              ================ ================ ============== =============== =============
       Cumulative earning assets               $   61,093       $    114,882     $   233,368     $    250,471    $  250,471
                                              ================ ================ ============== =============== =============


Interest-Bearing Liabilities:
       Money market savings                    $   18,188       $          -     $         -     $          -    $   18,188
       Interest checking (2)                            -                  -          26,780                -        26,780
       Savings (2)                                  1,461              1,310          18,376                -        21,147
       Certificates of deposit                     27,168             38,203          44,609              955       110,935
       FHLB advances                               17,700              4,000          10,000              517        32,217
                                              ---------------- ---------------- -------------- --------------- -------------

       Total interest-bearing liabilities      $   64,517       $     43,513     $    99,765     $      1,472    $  209,267
                                              ================ ================ ============== =============== =============
       Cumulative interest-bearing liabilities $   64,517       $    108,030     $   207,795     $    209,267    $  209,267
                                              ================ ================ ============== =============== =============

       Period gap                              $   (3,424)      $     10,276     $    18,721     $     15,631    $   41,204
       Cumulative gap                          $   (3,424)      $      6,852     $    25,573     $     41,204    $   41,204
       Ratio of cumulative interest-earning
           assets to interest-bearing
           liabilities                              94.69%            106.34%         112.31%          119.69%       119.69%
       Ratio of cumulative gap to total
           earning assets                           (1.37%)             2.74%          10.21%           16.45%        16.45%


(1) Includes nonaccrual loans of $634,000, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.






Noninterest Income

Noninterest income continued to drive earnings growth during the June quarter and six month periods with an increase of 49.3% and 50.8%, respectively. Noninterest income for the June 2006 quarter was $842,200, compared to $563,900 for the June 2005 quarter end, while noninterest income was $1.64 million for the six months ended June 30, 2006, compared to $1.09 million for the same period of 2005. Income from deposit accounts accounted for the majority of this growth, increasing to $621,900 and $1.21 million or 94.6% and 99.9% for the three and six months ended June 30, 2006, respectively. Prior year's three and six month periods included gains on sales of securities of $69,800 and $160,200, respectively, compared to no gains in sales of securities during the current year. The company's investment subsidiary operations continued its strong performance earning commissions of $112,100 and $190,500 during the 2006 quarter and six month periods, respectively, compared to $33,200 and $64,400 for the same periods in 2005. These amounts represent increases of 237.7% and 195.8% during the three and six month periods, respectively.

Provision for Loan Losses

Provision for loan losses was $51,900 and $91,800 for the three and six months ended June 30, 2006, respectively, compared to $82,000 and $160,200 for the same periods of 2005. With asset quality remaining strong during the quarter, management considers the allowance for loan loss to be commensurate with the risk existing in the bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses.

Noninterest Expense

Noninterest expense was $1.87 million and $3.76 million for the June 2006 quarter and six month periods, respectively, as compared to $1.64 million and $3.24 million, respectively, during the same periods of 2005. Employee compensation and benefits expense accounted for a significant portion of the increase in non interest expense, including increased commission driven compensation, the expensing of employee stock options granted during March 2006 to the Company's non-executive employees, increases in personnel and normal salary adjustments that have occurred over the past year. Other increases in expenses relate to the bank's expanded ATM network and internet banking activities along with professional fees associated with long range planning and new deposit product initiatives.

During the first six months of the year the bank made good progress towards improving the efficiency of the operation. From 2002 through 2004 the company operated at an efficiency ratio below 60%. Expenses associated with increased regulatory compliance and the 2004 opening of a new headquarters facility put added pressure on the efficiency ratio. For the first six months of 2006 the efficiency ratio was 63.11%, compared to 63.50% for the first six months of 2005. The efficiency ratio showed marked improvement quarter to quarter in 2006, declining from 63.95% in the first quarter to 62.25% in the second quarter.

Financial Condition

During the first six months of 2006, the Company's assets increased by $17.2 million from $247.4 million at December 31, 2005 to $264.6 million at June 30, 2006. Growth in net loans of $17.5 million accounted for this increase while other asset categories remained relatively flat during the period. Favorable market conditions continued to benefit loan volumes.

Deposits grew to $206.9 million from December 2005 to June 2006.
Interest-bearing demand, savings and time deposit account balances increased by a total of $16.9 million, while noninterest-bearing deposits declined by $1.0 million. Time deposits and brokered certificates of deposit were primarily used to fund liquidity needs during the period.

Stockholders' equity was $24.6 million at June 30, 2006, representing an increase of $966,900 since December 31, 2005. Comprehensive income benefited from $1.43 million of net income during the six month period, but the increase in interest rates caused the value of the Company's investment portfolio to decline by $240,700 (net of the tax effect). The Company also paid common stock dividends of $290,500 ($0.14 per share) during the period.

During July 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2006 to shareholders of record on July 24, 2006.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $634,000 at June 30, 2006, compared to $1.1 million at December 31, 2005. Approximately $16,000 of interest income would have been recognized during the six months ended June 30, 2006 if the nonaccrual loans had been performing. The Company has identified $78,000 of other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Impaired loans have a valuation allowance allocation of $11,700 at June 30, 2006.

At June 30, 2006, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.2 million. In addition, other performing loans, totaling $4.3 million, existed that were current, but had other potential deficiencies that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                                 Nonperforming Assets


                                                                              June 30,              December 31,
(In Thousands)                                                                 2006                     2005
                                                                       ----------------------  ------------------------



Nonaccrual loans:
       Commercial                                                        $               147      $                194
       Real estate mortgage                                                              429                       811
       Home equity lines of credit                                                        24                         -
       Consumer                                                                           34                        59
                                                                           ------------------       -------------------

       Total nonaccrual loans                                                            634                     1,064
Other real estate owned                                                                    -                         -
                                                                           ------------------       -------------------

       Total nonperforming assets                                        $               634      $              1,064
                                                                           ==================       ===================

Loans past due 90 or more days
       accruing interest                                                                   -                         -
Allowance for loan losses to
       nonaccrual loans                                                              454.89%                   267.95%
Nonperforming assets to period end
       loans and other real estate owned                                               0.30%                     0.56%




Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                              Allowance for Loan Losses


                                                                                    Six Months Ended June 30,
                                                                           --------------------------------------------
(In Thousands)                                                                   2006                      2005
                                                                           ------------------       -------------------


Balance, beginning of period                                             $             2,851      $              2,404
Loans charged off:
       Commercial                                                                          -                         -
       Real estate mortgage                                                                -                         -
       Consumer                                                                         (123)                       (6)
                                                                           ------------------       -------------------

       Total loans charged-off                                                          (123)                       (6)
                                                                           ------------------       -------------------

Recoveries:
       Commercial                                                                         19                         -
       Real estate mortgage                                                                -                         -
       Consumer                                                                           45                         8
                                                                           ------------------       -------------------

       Total recoveries                                                                   64                         8
                                                                           ------------------       -------------------

Net recoveries (charge-offs)                                                             (59)                        2
Provision for loan losses                                                                 92                       160
                                                                           ------------------       -------------------

Balance, end of period                                                   $             2,884      $              2,566
                                                                           ==================       ===================

Allowance for loan losses to loans
       outstanding at end of period                                                    1.35%                     1.36%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                            454.89%                   288.64%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                       0.03%                   -0.001%




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

At June 30, 2006, the Company had outstanding loan, line of credit and letter of credit commitments of $41.3 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2006 amounted to $65.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $1.1 million for the six months ended June 30, 2006, compared to an increase of $2.2 million for the six months ended June 30, 2005. Net cash from operating activities was $1.9 million for the six months ended June 30, 2006, compared to $1.2 million during the same period of 2005. The changes reflect the earnings growth experienced during the period and other fluctuations in normal operating activities.

Net cash used in investing activities was $16.6 million during the six months ended June 30, 2006, compared to net cash used in investing activities of $11.6 million for the six months ended June 30, 2005. Stronger loan growth during the first six months of 2006 than what occurred during 2005 constituted the majority of the difference.

Net cash from financing activities was $15.9 million for the six months ended June 30, 2006, compared to net cash from financing activities of $12.7 million for the six months ended June 30, 2005. Greater growth in time deposits during the June 2006 six month period represented the majority of this increase.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $1,000,000 in dividends and made $1,000,000 in loans to the Company during the six months ended June 30, 2006. The Bank did not make any loans, but paid $500,000 of dividends to the Company during the first six months of 2005. At June 30, 2006, the Bank's retained earnings available for the payment of dividends was $4.3 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2006, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2006 and December 31, 2005.



                                    Analysis of Capital

                                                          June 30,          December 31,
(In Thousands)                                              2006                2005
                                                     -------------------  ------------------


Tier 1 Capital:
       Common stock                                   $             685    $            685
       Additional paid-in capital                                 8,333               8,267
       Retained earnings                                         15,772              14,632
       Accumulated other comprehensive income                      (195)                 45
                                                        ----------------     ---------------
             Total capital (GAAP)                                24,595              23,629
       Less: Intangibles                                           (433)               (464)
       Net unrealized gain on debt and equity securities            195                 (45)
                                                        ----------------     ---------------
             Total Tier 1 capital                                24,357              23,120


Tier 2 Capital:
       Allowable allowances for loan losses                       2,317               2,152
       Net unrealized gains on equity securities                    129                 161
                                                        ----------------     ---------------
             Total Tier 2 capital                     $          26,803    $         25,433
                                                        ================     ===============

Risk-weighted assets                                  $         189,768    $        174,986

Capital Ratios:
       Tier 1 risk-based capital ratio                           12.84%              13.21%
       Total risk-based capital ratio                            14.12%              14.53%
       Tier 1 capital to average adjusted
             total assets                                         9.78%               9.44%




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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2006. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $220,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $105,000.

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

Item 4 - Submission of Matters to a Vote of Stockholders

During the Company's Annual Meeting on April 18, 2006, the Stockholders voted to reelect Scott C. Harvard and Richard F. Hall III as directors of the Company.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during July 2006 relative to the Company's June 30, 2006 earnings release dated July 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                            August 11, 2006
--------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                            August 11, 2006
--------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: August 11, 2006
                                         /s/ Scott C. Harvard
                                         -------------------------------------
                                         Scott C. Harvard
                                         President and Chief Executive Officer

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


Date: August 11, 2006
                                    /s/ Steven M. Belote
                                    ------------------------------------------
                                    Steven M. Belote
                                    Chief Financial Officer and Vice President

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  August 11, 2006





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

Date:  August 11, 2006





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.