Form 10-Q
period 2006-09-30
SHORE FINANCIAL CORP
filed 2006-11-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


  X     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
        ACT OF 1934
               For the quarterly period ended September 30, 2006

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

               Virginia                                    54-1873994
   ----------------------------------               ------------------------
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification Number)
      25253 Lankford Highway
           Onley, Virginia                                    23418
     -----------------------------                   ----------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____ Accelerated  filer ____ Non-accelerated  filer _X_


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
                                                           Yes ____  No ____


Number of shares of Common Stock outstanding as of November 13, 2006:  2,492,143

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005

                           Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005

                           Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2006 and 2005

                           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

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

                                   SIGNATURES


                                  Consolidated Statements of Financial Condition


                                                                            September 30,         December 31,
                                                                                2006                  2005
-------------------------------------------------------------------------------------------------------------------

                                ASSETS


Cash (including interest - earning deposits of
     approximately $5,564,400 and $1,775,300, respectively)            $         11,984,400     $        9,176,000
Investment securities:
     Available-for-sale (amortized cost of $28,686,900 and
         $29,781,900, respectively)                                              28,870,900             29,889,900
     Other investments, at cost                                                   2,282,900              2,460,900
Loans receivable, net                                                           206,807,400            192,696,500
Premises and equipment, net                                                       7,111,300              7,464,600
Other assets                                                                      5,869,500              5,731,000
                                                                       --------------------------------------------

                                                                       $        262,926,400     $      247,418,900
                                                                       ============================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                              $        174,792,000     $      160,105,000
         Noninterest-bearing                                                     30,038,600             28,864,700
                                                                       ---------------------   --------------------
            Total deposits                                                      204,830,600            188,969,700

Advances from Federal Home Loan Bank                                             31,900,000             34,050,000
Other liabilities                                                                   760,200                770,600
                                                                       --------------------------------------------
            Total liabilities                                                   237,490,800            223,790,300
                                                                       --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                      -                      -
     Common stock, par value $.275 and $.33 per share, respectively;
         6,000,000 and 5,000,000 shares authorized, respectively;
         2,492,143 and 2,074,207 issued and outstanding, respectively               685,300                684,500
     Additional capital                                                           8,333,400              8,267,400
     Retained earnings                                                           16,296,800             14,631,400
     Accumulated other comprehensive income                                         120,100                 45,300
                                                                       --------------------------------------------
            Total stockholders' equity                                           25,435,600             23,628,600
                                                                       --------------------------------------------

                                                                       $        262,926,400     $      247,418,900
                                                                       ============================================


                    The accompanying notes are an integral part of these financial statements.




                                                Consolidated Statements of Income

                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                               -----------------------------------    -------------------------------------
                                                    2006                 2005              2006                 2005
----------------------------------------------------------------------------------    -------------------------------------

Interest and dividend income
     Loans                                     $    3,480,400      $    2,898,400     $     9,984,200      $     8,241,600
     Investments
         Taxable interest                             264,400             332,800             847,100              976,800
         Tax-exempt interest                           39,300              34,300             110,300              103,700
         Dividends                                     68,000              45,900             180,800              127,400
                                               -----------------------------------    -------------------------------------
              Total interest and dividend income    3,852,100           3,311,400          11,122,400            9,449,500
                                               -----------------------------------    -------------------------------------

Interest expense
     Deposits                                       1,374,900             854,300           3,500,200            2,512,800
     FHLB/other advances                              398,000             312,000           1,254,800              671,800
                                               -----------------------------------    -------------------------------------
              Total interest expense                1,772,900           1,166,300           4,755,000            3,184,600
                                               -----------------------------------    -------------------------------------

Net interest income                                 2,079,200           2,145,100           6,367,400            6,264,900

Provision for loan losses                              33,800              86,200             125,600              246,400
                                               -----------------------------------    -------------------------------------

Net interest income after
     provision for loan losses                      2,045,400           2,058,900           6,241,800            6,018,500
                                               -----------------------------------    -------------------------------------

Noninterest income
     Deposit account fees                             598,900             327,100           1,813,400              934,600
     Loan fees                                         28,800              28,900              82,400               80,000
     Mortgage banking fees                             29,300              45,200              78,700              123,100
     Commissions on investment brokerage sales         67,100              43,500             257,600              107,900
     Gains on sales of securities                      52,600              10,100              52,600              170,300
     Gains on sale of real estate                           -             150,800                   -              150,800
     Other                                             61,800              67,000             191,400              192,000
                                               -----------------------------------    -------------------------------------
              Total noninterest income                838,500             672,600           2,476,100            1,758,700
                                               -----------------------------------    -------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                     954,200             809,400           2,810,200            2,330,100
     Occupancy and equipment                          453,700             392,300           1,292,500            1,204,000
     Data processing                                  188,100             196,500             604,000              569,400
     Professional fees                                 90,800              98,000             283,800              222,700
     Advertising and promotion                         34,100              34,000              97,300              119,600
     Other                                            190,700             186,700             583,600              510,700
                                               -----------------------------------    -------------------------------------
              Total noninterest expense             1,911,600           1,716,900           5,671,400            4,956,500
                                               -----------------------------------    -------------------------------------

Income before income taxes                            972,300           1,014,600           3,046,500            2,820,700

Income taxes                                          301,400             314,500             944,400              875,800
                                               -----------------------------------    -------------------------------------

Net income                                     $      670,900      $      700,100     $     2,102,100      $     1,944,900
                                               ===================================    =====================================

Cash Dividends Declared Per Share              $         0.06      $         0.06     $          0.18      $          0.16
                                               ===================================    =====================================
Earnings Per Common Share:
         Basic                                 $         0.27      $         0.28     $          0.84      $          0.78
                                               ===================================    =====================================

         Diluted                               $         0.27      $         0.28     $          0.83      $          0.77
                                               ===================================    =====================================


                        The accompanying notes are an integral part of these financial statements.



                                                Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       Other
                                 Number of       Common          Additional         Retained        Comprehensive
                                  Shares          Stock           Capital           Earnings        Income (Loss)          Total
                               ------------  --------------------------------------------------------------------------------------


Balance, December 31, 2004       2,063,284    $  680,900     $   8,199,000      $  12,494,400      $     584,700    $   21,959,000

Common stock cash dividend
     declared                            -             -                 -           (393,100)                 -         (393,100)

Exercise of stock options            8,283         2,700            42,400                  -                  -            45,100

Comprehensive income (loss)              -             -                 -          1,944,900           (578,500)        1,366,400
                               ------------  --------------------------------------------------------------------------------------

Balance, September 30, 2005      2,071,567    $  683,600     $   8,241,400      $  14,046,200      $       6,200    $   22,977,400
                               ============  ======================================================================================

Balance, December 31, 2005       2,074,207    $  684,500     $   8,267,400      $  14,631,400      $      45,300    $   23,628,600

Common stock cash dividend
     declared                            -             -                 -           (435,900)                 -          (435,900)

Exercise of stock options            2,620           900            57,900                  -                  -            58,800

Tax benefit associated with the
     exercise of stock options           -             -             8,100                  -                  -             8,100

6-for-5 Stock Split                415,316          (100)                -               (800)                 -              (900)

Comprehensive income (loss)              -             -                 -          2,102,100             74,800         2,176,900
                               ------------  --------------------------------------------------------------------------------------

Balance, September 30, 2006      2,492,143    $  685,300     $   8,333,400      $  16,296,800      $     120,100    $   25,435,600
                               ============  ======================================================================================





                                   The accompanying notes are an integral part of these financial statements.





                 Consolidated Statements of Cash Flows


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                                2006          2005
---------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                             $ 2,102,100    $1,944,900
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                              125,600       246,400
        Depreciation and amortization                          566,800       543,800
        Amortization of premium and accretion
          of discount on securities, net                         8,400        51,400
        Gain on sale of investment securities                  (52,600)     (170,300)
        Gain on sale of real estate                                  -      (150,800)
        Loss on disposal of fixed assets                             -         6,800
        Increase in cash surrender value of life              (109,500)     (100,600)
        Tax benefit of stock options exercised                   8,100             -
        Changes in:
          Deferred loan fees                                    60,400       102,600
          Other assets                                         (76,500)       36,900
          Other liabilities                                    (10,400)     (469,100)
                                                           --------------------------
          Net cash flows from operating activities           2,622,400     2,042,000
                                                           --------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities               (3,094,200)   (1,476,800)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                          4,233,400     2,882,100
    Purchase of other investments                           (1,798,700)   (2,961,700)
    Proceeds from maturities, sales and calls of
      other investments                                      1,976,700     2,311,500
    Proceeds from sale of real estate                                -       323,100
    Loan originations, net of repayments                   (14,296,900)  (13,472,700)
    Purchase of premises and equipment                        (167,200)     (191,800)
                                                           --------------------------
          Net cash flows from investing activities         (13,146,900)  (12,586,300)
                                                           --------------------------






                 Consolidated Statements of Cash Flows

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                                2006          2005
---------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase (decrease) in demand deposits            $ (7,183,800)   $4,439,200
    Net increase (decrease) in time deposits                23,043,800    (1,590,000)
    Proceeds from FHLB advances                            169,400,000   106,000,000
    Repayments of FHLB advances                           (171,550,000)  (96,700,000)
    Proceeds from exercise of stock options                     58,800        45,100
    Payment of dividends on common stock                      (435,900)     (393,100)
                                                           --------------------------
          Net cash flows from financing activities          13,332,900    11,801,200
                                                           --------------------------

Change in cash and cash equivalents                          2,808,400     1,256,900

Cash and cash equivalents, beginning of period               9,176,000     9,415,000
                                                           --------------------------

Cash and cash equivalents, end of period                  $ 11,984,400   $10,671,900
                                                           ==========================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest               $ 4,623,700    $3,084,200
    Cash paid during the period for income taxes           $   970,000    $  728,500
    Conversion of Trust Preferred Stock investment
         to common stock                                   $         -    $   72,000




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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2006 and 2005.




                                                Three Months Ended September 30,               Nine Months Ended September 30,
                                            ---------------------------------------       ----------------------------------------
                                                   2006               2005                       2006                   2005
                                            ------------------   ------------------       -----------------     ------------------


Net income (numerator, basic and diluted)    $       670,900      $      700,100           $     2,102,100       $   1,944,900
Weighted average shares outstanding
(denominator)                                      2,492,192           2,485,561                 2,491,460           2,480,569
                                            ------------------   ------------------       -----------------     ------------------

Earnings per common share - basic            $          0.27      $         0.28           $          0.84       $        0.78
                                            ==================   ==================       =================     ==================

Effect of dilutive securities:

Weighted average shares outstanding          $     2,492,192      $    2,485,561           $     2,491,460       $   2,480,569
Effect of stock options                               28,695              34,039                    26,341              31,608
                                            ------------------   ------------------       -----------------     ------------------
Diluted average shares outstanding
(denominator)                                      2,520,887           2,519,600                 2,517,801           2,512,177
                                            ------------------   ------------------       -----------------     ------------------

Earnings per common share -
assuming dilution                            $          0.27      $         0.28           $          0.83       $        0.77
                                            ==================   ==================       =================     ==================





NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2006 and 2005:


                                                   Nine Months Ended September 30,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------


Net income                                            $ 2,102,100         $1,944,900
Other comprehensive income (loss)                          74,800           (578,500)
                                                 -----------------  -----------------

Total comprehensive income                            $ 2,176,900         $1,366,400
                                                 =================  =================


NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2006 and 2005.



                                                   Nine Months Ended September 30,
                                                 ------------------------------------
                                                       2006               2005
                                                 -----------------  -----------------


Unrealized gains (losses) on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                         $ 168,600         $ (745,700)
Less: reclassification adjustment
      for gain included in income                         (52,600)          (170,300)
                                                 -----------------  -----------------

Total other comprehensive gain (loss)
     before tax effect                                    116,000           (916,000)

Tax benefit (expense)                                     (41,200)           337,500
                                                 -----------------  -----------------

Net unrealized gain (loss)                               $ 74,800         $ (578,500)
                                                 =================  =================





NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2006 and 2005:



                                                                                            Elimination of
                                                                                             Intersegment
(In thousands)                                Virginia       Maryland         Other          Transactions            Total
                                           -------------  --------------  --------------  -----------------     --------------


Net Interest Income:
     Nine months ended September 30, 2006     $   4,836       $  1,323       $    (277)        $      485           $   6,367
     Nine months ended September 30, 2005     $   4,469       $  1,249       $     454         $       93           $   6,265

Assets:
     September 30, 2006                       $ 197,664       $ 51,779       $  46,402         $  (32,919)          $ 262,926
     December 31, 2005                        $ 186,922       $ 46,145       $  45,042         $  (30,690)          $ 247,419



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

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at September 30, 2005.



                                                                    Three Months                    Nine Months
                                                                  Ended September 30,           Ended September 30,
                                                                        2005                            2005
                                                              -------------------------       -------------------------

(Dollars in thousands, except per share data)

Net income, as reported
Deduct:                                                               $     700,100                   $    1,944,900
                Total stock-based employee
                compensation expense
                determined under fair value
                based method for all awards,
                net of related tax effects                                        -                         (116,600)
                                                                  -------------------             -------------------

Pro forma net income                                                  $     700,100                   $    1,828,300
                                                                  ===================             ===================

Earnings per share:

Basic - as reported                                                   $        0.28                   $         0.78
                                                                  ===================             ===================
Basic - pro forma                                                     $        0.28                   $         0.73
                                                                  ===================             ===================

Diluted - as reported                                                 $        0.28                   $         0.77
                                                                  ===================             ===================
Diluted - pro forma                                                   $        0.28                   $         0.73
                                                                  ===================             ===================




On January 1, 2006, the Company adopted SFAS 123(r), Share-Based Payment. The standard eliminated the ability to account for share-based compensation transactions under the intrinsic value method and required that such transactions be accounted for using a fair value-based method which results in the recognition of compensation expense in the Company's statement of income. For the three and nine months ended September 30, 2006, the Company recognized $0 and $40,300 of such expense, respectively.

NOTE 6 - SUBSEQUENT EVENT

During October 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on November 1, 2006 to shareholders of record on October 24, 2006, representing a 20% increase in the common stock dividend as compared to the September 2006 quarter.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended September 30, 2006 was $670,900, or $0.27 per diluted share, compared to net income of $700,100, or $0.28 per diluted share, for the same period of the prior year. Earnings for the nine months ended September 30, 2006 increased to $2.10 million, or $0.83 per diluted share, compared to $1.94 million, or $0.77 per diluted share, for the 2005 nine month period. All per share amounts have been adjusted to reflect the six-for-five stock split the Company effected on August 30, 2006. Earnings in the third quarter of 2005 included a $100,000 after tax gain on the sale of real estate. Excluding gains on the sales of securities and real estate in all periods, core earnings for the three and nine months ended September 30, 2006 increased 7.7% and 19.8%, respectively, over comparable periods of the prior year.

Core growth in noninterest income continued to drive earnings during the September quarter with an increase of 53.6%, while core noninterest income increased 68.6% for the nine months ending September 30, 2006. Excluding gains on the sales of securities and real estate, noninterest income for the September 2006 quarter was $785,900, compared to $511,700 for the September 2005 quarter end, while noninterest income was $2.42 million for the nine months ended September 30, 2006, compared to $1.44 million for the same period of 2005. Income from deposit accounts accounted for the majority of this growth, increasing to $598,900 and $1.81 million or 83.1% and 94.0% for the three and nine months ended September 30, 2006, respectively. The Company's investment subsidiary operations continued to post solid results by earning commissions of $67,100 and $257,600 during the 2006 three and nine month periods, respectively, compared to $43,500 and $107,900 for the same periods in 2005.

Net Interest Income

Net interest income was $2.08 million and $6.37 million for the three and nine month periods ended September 30, 2006, respectively, compared to $2.15 million and $6.26 million for the same periods of 2005, respectively. These results reflect the growing pressure on the Company's net interest margin due to the inverted interest rate yield curve, primarily as to its impact on funding costs. The Company has experienced solid loan growth during the first nine months of 2006 with loans averaging $205.7 million during the period, compared to $184.6 million for the 2005 nine month period.

Average earning assets for the nine months ended September 2006 increased $13.5 million over the September 2005 period. The majority of this growth occurred in average loans which increased $21.0 million over 2005, while average investments declined $7.1 million during the period. During the first nine months of 2006 residential real estate loans increased 18.1% over comparable periods of 2005, representing a significant portion of the Company's overall loan growth. Average commercial loans increased $3.1 million, while other loan categories were flat during the period. The decline in investment securities reflects the liquidity demands generated by the loan growth and the limited investment opportunities that existed during the period primarily due to the inverted yield curve.

Average total deposits increased to $196.5 million during the period, compared to $193.4 million during the 2005 period. During the nine months ended September 30, 2006, average interest-bearing checking and savings demand deposits declined $11.6 million when compared to the September 2005 nine month period. Decreases in the Bank's money market and savings products accounted for the majority of this decline due to increased rate competition from other banks, brokerage firms and insurance companies for all deposit products. During the September 2006 nine month period, average time deposit balances increased $15.1 million to $100.6 million when compared to the 2005 period. The Company purchased brokered certificates of deposit and ran several rate specials during the 2006 nine month period which accounted for the increase in time deposits. Federal Home Loan Bank ("FHLB") advances were used to fund any additional liquidity shortfalls during the period, resulting in average FHLB advances increasing $7.1 million during the period ended September 30, 2006 as compared to the September 2005 period.

Interest and dividend income was $3.85 million and $11.12 million for the three and nine month periods ended September 30, 2006, representing increases of 16.3% and 17.7%, respectively, over the comparable 2005 amounts. Continued loan growth constituted the majority of these increases despite net interest margin pressures during the periods. Loan yields improved by 52 basis points from the nine months ended September 30, 2005 to the September 2006 comparable period, while investment yields increased by 57 basis points over the same period.

Interest expense for the three and nine months ended September 30, 2006 was $1.77 million and $4.76 million, respectively, representing increases of 52.0% and 49.3%, respectively, over comparable 2005 amounts. A 17.7% and 26.0% increase in average time deposits and FHLB advances, respectively, and a 91 basis point increase in cost of total interest-bearing liabilities contributed to these increases. Market competition continue to force the Bank to raise its deposit rates and rely more on wholesale funding in order to meet funding needs. This competition along with the inverted yield curve have put added pressure on the Company's net interest margin which, in turn, has reduced the normally positive impact of being asset sensitive during a rising interest rate environment.

The average rate on interest-bearing liabilities for the nine months ended September 30, 2006 was 3.11%, compared to 2.20% incurred in 2005. Interest rates on time deposit accounts and FHLB advances represented the greatest impact on the Bank's cost of funding by increasing 89 basis points and 158 basis points, respectively, while checking and savings deposit costs increased 6 basis points during the 2006 nine month period as compared to the 2005 period.

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



                                   Average Balances, Income and Expenses, Yields and Rates

                                                                     Nine Months Ended September 30,
                                           ------------------------------------------------------------------------------------
                                                2006                                       2005
                                           -----------------------------------------  -----------------------------------------
                                              Average        Income/       Yield/        Average        Income/       Yield/
(In Thousands)                                Balance        Expense        Rate         Balance        Expense        Rate
                                           ------------    -----------  -----------    -----------    -----------  -----------

Assets:
       Securities (1)                      $     31,830   $      1,119        4.69%   $     38,888   $      1,202        4.12%
       Loans (net of unearned income):
             Real estate mortgage               114,076          5,024        5.87%         96,609          4,055        5.60%
             Commercial                          73,078          3,827        6.98%         69,944          3,321        6.33%
             Home equity lines                   15,584            932        7.97%         15,799            715        6.03%
             Consumer                             2,950            201        9.08%          2,288            151        8.80%
                                             -----------    -----------                 -----------    -----------
                  Total loans                   205,688          9,984        6.47%        184,640          8,242        5.95%
       Interest-bearing deposits
             in other banks                       2,433             76        4.16%          2,951             60        2.71%
                                             -----------    -----------                 -----------    -----------
                  Total earning assets          239,951         11,179        6.21%        226,479          9,504        5.59%
                                                            -----------                                -----------
       Less: allowance for loan losses           (2,874)                                    (2,535)
       Total nonearning assets                   18,830                                     19,926
                                             -----------                                -----------
       Total assets                        $    255,907                               $    243,870
                                             ===========                                ===========

Liabilities
       Interest-bearing deposits:
             Checking and savings          $     68,988   $        449        0.87%   $     80,597   $        488        0.81%
             Time deposits                      100,557          3,051        4.05%         85,409          2,025        3.16%
                                             -----------    -----------                 -----------    -----------

                  Total interest-bearing
                  deposits                      169,545          3,500        2.75%        166,006          2,513        2.02%

       FHLB advances                             34,423          1,255        4.86%         27,310            672        3.28%
                                             -----------    -----------                 -----------    -----------
                  Total interest-bearing
                  liabilities                   203,968          4,755        3.11%        193,316          3,185        2.20%
                                                            -----------                                -----------
       Non-interest bearing liabilities:
             Demand deposits                     26,957                                     27,380
             Other liabilities                      392                                        581
                                             -----------                                -----------

       Total liabilities                        231,317                                    221,277
       Stockholders' equity                      24,590                                     22,593
                                             -----------                                -----------

       Total liabilities and stockholders'
             equity                        $    255,907                               $    243,870
                                             ===========                                ===========

       Net interest income (1)                            $      6,424                               $      6,319
                                                            ===========                                ===========

       Interest rate spread (1)(2)(3)                                         3.10%                                      3.39%
       Net interest margin (1)(2)(4)                                          3.57%                                      3.72%


(1)      Tax equivalent  basis. The tax equivalent  adjustment to net interest income was $57,000 and $54,000 for the nine months ended September 30, 2006 and 2005, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


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

The following table presents the Company's interest sensitivity position at September 30, 2006. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.



                                                                             September 30, 2006
                                           ---------------------------------------------------------------------------------------
                                               Within          91-365           1 to 5           Over
                                               90 Days          Days             Years          5 Years              Total
                                           ---------------  -------------  ----------------  --------------     ------------------
(In Thousands)

Interest-Earning Assets:
Loans (1)                                    $     51,653     $   51,586     $      99,203     $     7,239        $      209,681
Securities                                          4,604          4,394            20,431           1,541                30,970
Money market and other
    short term securities                           5,564              -                 -               -                 5,564
Other earning assets                                    -              -                 -           3,525                 3,525
                                           ---------------  -------------  ----------------  --------------     ------------------

Total earning assets                         $     61,821     $   55,980     $     119,634     $    12,305        $      249,740
                                           ===============  =============  ================  ==============     ==================
Cumulative earning assets                    $     61,821     $  117,801     $     237,435     $   249,740        $      249,740
                                           ===============  =============  ================  ==============     ==================


Interest-Bearing Liabilities:
Money market savings                         $     17,138     $        -     $           -     $         -        $       17,138
Interest checking (2)                                   -              -            24,358               -                24,358
Savings (2)                                         2,099          1,053            18,239               -                21,391
Certificates of deposit                            23,138         50,251            37,627             889               111,905
FHLB advances                                      19,400          2,000            10,000             500                31,900
                                           ---------------  -------------  ----------------  --------------     ------------------

Total interest-bearing liabilities           $     61,775     $   53,304     $      90,224     $     1,389        $      206,692
                                           ===============  =============  ================  ==============     ==================
Cumulative interest-bearing liabilities      $     61,775     $  115,079     $     205,303     $   206,692        $      206,692
                                           ===============  =============  ================  ==============     ==================

Period gap                                   $         46     $    2,676     $      29,410     $    10,916        $       43,048
Cumulative gap                               $         46     $    2,722     $      32,132     $    43,048        $       43,048
Ratio of cumulative interest-earning
    assets to interest-bearing liabilities        100.07%        102.37%           115.65%         120.83%               120.83%
Ratio of cumulative gap to total
    earning assets                                  0.02%          1.09%            12.87%          17.24%                17.24%



(1) Includes nonaccrual loans of $694,000, which are included in the 91-365 days and 1 to 5 years categories.
(2) Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.




Noninterest Income

As discussed earlier, core growth in noninterest income continued during the September quarter with an increase of 53.6%, while core noninterest income increased 68.6% for the nine months ending September 30, 2006. Excluding gains on the sales of securities and real estate, noninterest income for the September 2006 quarter was $785,900, compared to $511,700 for the September 2005 quarter end, while noninterest income was $2.42 million for the nine months ended September 30, 2006, compared to $1.44 million for the same period of 2005. Income from deposit accounts accounted for the majority of this growth, increasing to $598,900 and $1.81 million or 83.1% and 94.0% for the three and nine months ended September 30, 2006, respectively. The Company's investment subsidiary operations continued to post solid results by earning commissions of $67,100 and $257,600 during the 2006 three and nine month periods, respectively, compared to $43,500 and $107,900 for the same periods in 2005.

Provision for Loan Losses

Provision for loan losses was $40,200 and $132,000 for the three and nine months ended September 30, 2006, respectively, compared to $86,200 and $246,400 for the same periods of 2005. With asset quality remaining strong during the quarter, management considers the allowance for loan loss to be commensurate with the risk existing in the Bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses and related risk in the loan portfolio.

Noninterest Expense

Noninterest expense for the September 2006 quarter and nine month periods was $1.91 million and $5.67 million, respectively, as compared to $1.72 million and $4.96 million, respectively, during the same periods of 2005. Employee compensation and benefits expense increases resulted primarily from commission driven expense associated with operating the Company's mortgage and investment brokerage services and the expensing of employee stock options granted to non-executive employees during March 2006. During 2006, the Company has invested in long range planning initiatives that it anticipates will pay dividends in the future, but has resulted in a negative effect on earnings during 2006. The Bank also expanded its ATM network and internet banking activities during the year and took on new deposit product initiatives which resulted in a significant increase in income, but cost approximately $100,000 in administrative expenses during the first nine months of 2006. Finally, the Company experienced several weather related incidences during the summer that resulted in approximately $30,000 of additional operating expense during the September 2006 quarter.


Financial Condition

During the first nine months of 2006, the Company's assets increased by $15.5 million from $247.4 million at December 31, 2005 to $262.9 million at September 30, 2006. Growth in net loans of $14.1 million accounted for this increase while other asset categories remained relatively flat during the period. Favorable market conditions during the first half of 2006 benefited loan volumes, although some softening in the market occurred during the third quarter.

Deposits grew to $204.8 million from December 2005 to September 2006. Interest-bearing demand, savings and time deposit account balances increased by a total of $14.7 million, while noninterest-bearing deposits increased by $1.2 million. Time deposits and brokered certificates of deposit were primarily used to fund liquidity needs during the period.

Stockholders' equity was $25.4 million at September 30, 2006, representing an increase of $1.8 million since December 31, 2005. This increase is made up of comprehensive income of $2.2 million consisting primarily of $2.1 million of net income earned during the nine month period offset by common stock dividends of $435,900 ($0.18 per share as adjusted for the stock split) during the period. Additionally, the Company executed a 6-for-5 stock split during the September 2006 quarter that resulted in a 20% increase in the number of common shares outstanding.

During October 2006, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on November 1, 2006 to shareholders of record on October 24, 2006, representing a 20% increase in the common stock dividend as compared to the September 2006 quarter.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $694,000 at September 30, 2006, compared to $1.1 million at December 31, 2005. As to nonaccrual loans existing at September 30, 2006, approximately $23,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. The Company has identified $29,000 of other loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Impaired loans have a valuation allowance allocation of $5,000 at September 30, 2006.

At September 30, 2006, all loans 60 days or more delinquent, including nonperforming loans, totaled $810,000. In addition, other performing loans, totaling $5.9 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                 Nonperforming Assets


                                                                            September 30,           December 31,
(In Thousands)                                                                 2006                     2005
                                                                       ----------------------  ------------------------


Nonaccrual loans:
       Commercial                                                        $               282      $                194
       Real estate mortgage                                                              307                       811
       Home equity lines of credit                                                        25                         -
       Consumer                                                                           80                        59
                                                                           ------------------       -------------------

       Total nonaccrual loans                                                            694                     1,064
Other real estate owned                                                                    -                         -
                                                                           ------------------       -------------------

       Total nonperforming assets                                        $               694      $              1,064
                                                                           ==================       ===================

Loans past due 90 or more days
       accruing interest                                                                   -                         -
Allowance for loan losses to
       nonaccrual loans                                                              414.12%                   267.95%
Nonperforming assets to period end
       loans and other real estate owned                                               0.33%                     0.56%




Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                              Allowance for Loan Losses


                                                                                 Nine Months Ended September 30,
                                                                           --------------------------------------------
(In Thousands)                                                                   2006                      2005
                                                                           ------------------       -------------------

Balance, beginning of period                                               $           2,851        $            2,404
Loans charged off:
       Commercial                                                                          -                         -
       Real estate mortgage                                                                -                         -
       Consumer                                                                         (196)                      (14)
                                                                           ------------------       -------------------

       Total loans charged-off                                                          (196)                      (14)
                                                                           ------------------       -------------------

Recoveries:
       Commercial                                                                         19                       173
       Real estate mortgage                                                                -                         -
       Consumer                                                                           74                        17
                                                                           ------------------       -------------------

       Total recoveries                                                                   93                       190
                                                                           ------------------       -------------------

Net recoveries (charge-offs)                                                            (103)                      176
Provision for loan losses                                                                126                       246
                                                                           ------------------       -------------------

Balance, end of period                                                     $           2,874        $            2,826
                                                                           ==================       ===================

Allowance for loan losses to loans
       outstanding at end of period                                                    1.37%                     1.47%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                            414.12%                   238.28%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                       0.05%                    -0.10%





Liquidity and Capital Resources

Liquidity represents the Company's ability to meet present and future obligations through the sale and maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, available-for-sale investments and investments and loans maturing within one year. In addition to liquid assets, the Company maintains several lines of credit with other institutions, the largest of which is with the Federal Home Loan Bank of Atlanta, and is able to draw on other wholesale funding sources, such as the brokered certificate of deposit market, to support liquidity. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity.

At September 30, 2006, the Company had outstanding loan, line of credit and letter of credit commitments of $50.7 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2006 amounted to $73.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $2.8 million for the nine months ended September 30, 2006, compared to an increase of $1.3 million for the nine months ended September 30, 2005. Net cash from operating activities was $2.6 million for the nine months ended September 30, 2006, compared to $2.0 million during the same period of 2005. The changes reflect the earnings growth experienced during the period and other fluctuations in normal operating activities.

Net cash used in investing activities was $13.2 million during the nine months ended September 30, 2006, compared to net cash from investing activities of $12.6 million for the nine months ended September 30, 2005. Slightly stronger loan growth during the first nine months of 2006 than what occurred during 2005 constituted the majority of the difference.

Net cash from financing activities was $13.3 million for the nine months ended September 30, 2006, compared to net cash from financing activities of $11.8 million for the nine months ended September 30, 2005. Greater growth in time deposits offset by a reduction in demand deposits and FHLB borrowing activity during the September 2006 nine month period represented the majority of this increase.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $1,000,000 in dividends and made $1,000,000 in loans to the Company during the nine months ended September 30, 2006. The Bank did not make any loans, but paid $500,000 of dividends to the Company during the first nine months of 2005. At September 30, 2006, the Bank's retained earnings available for the payment of dividends was $4.9 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2006, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2006 and December 31, 2005.



                                    Analysis of Capital

                                                         September 30,        December 31,
(In Thousands)                                                2006                2005
                                                       -------------------  ------------------

Tier 1 Capital:
       Common stock                                     $             685    $            685
       Additional paid-in capital                                   8,333               8,267
       Retained earnings                                           16,298              14,632
       Accumulated other comprehensive income                         120                  45
                                                        ------------------   -----------------
             Total capital (GAAP)                                  25,436              23,629
       Less: Intangibles                                             (417)               (464)
       Net unrealized gain on debt and equity securities             (120)                (45)
                                                        ------------------   -----------------
             Total Tier 1 capital                                  24,899              23,120


Tier 2 Capital:
       Allowable allowances for loan losses                         2,274               2,152
       Net unrealized gains on equity securities                      185                 161
                                                        ------------------   -----------------
             Total Tier 2 capital                       $          27,358    $         25,433
                                                        ==================   =================

Risk-weighted assets                                    $         186,229    $        174,986

Capital Ratios:
       Tier 1 risk-based capital ratio                             13.37%              13.21%
       Total risk-based capital ratio                              14.69%              14.53%
       Tier 1 capital to average adjusted
             total assets                                           9.49%               9.44%




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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at September 30, 2006. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $36,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to decrease by $86,000.

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

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)      Certifications pursuant to subsections 302 and 906 of the
                Sarbanes-Oxley Act of 2002.
(b)      Form 8-K was filed during July 2006 relative to the Company's
                June 30, 2006 earnings release dated July 15, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                          November 13, 2006
-------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                          November 13, 2006
-------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: November 13, 2006
                                         /s/ Scott C. Harvard
                                         -------------------------------------
                                         Scott C. Harvard
                                         President and Chief Executive Officer

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


Date: November 13, 2006
                                     /s/ Steven M. Belote
                                     ------------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  November 13, 2006





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  November 13, 2006





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.