Form 10-K
period 2006-12-31
SHORE FINANCIAL CORP
filed 2007-03-20
CIK 1045690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-23847

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

Common Stock, $0.275 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2006, the aggregate market value of the 1,715,161 shares of Common Stock of the registrant outstanding on such date, excluding shares held by affiliates of the registrant, was approximately $29.2 million. This figure is based on the closing price of $17.01 per share of the registrant’s Common Stock on June 30, 2006.

The number of shares outstanding of the registrant’s common stock as of March 10, 2007.

Class	Outstanding at March 10, 2007
Common Stock, $0.275 par value	2,497,471

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

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

General

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets primarily consist of its investment in the Bank and approximately $6.0 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered Federal Reserve member commercial bank that began business in 1961. The Company and the Bank are headquartered in Onley, Virginia.

The Bank operates out of a 19,000 square foot headquarters and operations facility and delivers its banking services through seven full-service banking centers and two investment offices located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and Salisbury/Wicomico County area in Maryland. The Bank has a 24.1% market share of the banking deposits in the Accomack and Northampton Counties in Virginia and 3.2% of the market share in Wicomico County Maryland, based on June 30, 2006 deposit information. At December 31, 2006, the Company had consolidated assets of $260.7 million, Bank deposits of $198.1 million and stockholders’ equity of $26.1 million. Ninety-eight dedicated employees staff the Company’s facilities.

The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, credit card merchant services, Internet banking, and a variety of loan options including operating lines of credit, equipment loans, and real estate loans. The Bank is a leading real estate lender in its Virginia markets. For consumers, the Bank offers a totally free checking account, along with telephone and Internet banking services, check cards, free use of the Bank’s twenty-three ATMs and a full compliment of retail banking products. The Bank has a mortgage banking division that offers a wide variety of residential loans, which are originated on a pre-sold basis. The Bank does not securitize these loans.

The Company also offers other services that complement the core financial services offered by the Bank. The Bank’s subsidiary, Shore Investments, Inc. (“Shore Investments”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through the two locations and the Bank’s seven banking centers. An investment officer with over fifteen years of experience in the investment brokerage field manages Shore Investment’s Virginia office, while a Certified Financial Planner is the investment officer in its Maryland office. Shore Investments has also invested in a Virginia title insurance agency that enables the Bank to offer title insurance policies to its real estate loan customers.

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

Accomack County, Virginia is the home of NASA’s Wallops Island Space Facility and the Regional Space Port Authority, as well as the tourist destinations of Chincoteague Island and the Assateague National Wildlife Refuge that draws over one million visitors annually. Residential development has accelerated in Accomack County with pressure expected to continue in coming years. The space flight facility has recently had a successful rocket launch and plans exist for future launches and growth.

The Bank also has two banking centers in Salisbury, Maryland, the crossroads of the Delmarva Peninsula. Salisbury is the regional hub for industry, commerce, health care, recreation and the arts and is home to Perdue Farms, Peninsula Regional Medical Center, and Salisbury University, as well as a vibrant microwave and wireless communications industry. Along with a strong and diversified industrial base, wholesalers, retailers, and service firms serving ten counties in three states have made Wicomico County a regional supply center for the Eastern Shore of Delaware, Maryland, and Virginia.

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

The Bank faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks and mortgage lenders and to a lesser extent consumer finance companies, credit unions, and savings institutions. The Bank competes for loans principally on the basis of the quality of service it provides to borrowers, the interest rates and loan fees it charges and the types of loans it originates.

The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions, insurance companies and brokerage houses. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, having convenient business hours, and by marketing the service it provides as the only locally-owned independent bank on the Eastern Shore of Virginia, and one of four in Salisbury/Wicomico, Maryland.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2006, commitments to extend credit totaled $45.6 million.

One-to-Four Family Residential Real Estate and Land Lending. The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences and land, virtually all of which are located in its market area. At December 31, 2006, one-to-four family real estate and land loans aggregated $111.8 million or 53.1% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Generally, loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. However, the Bank does offer some fixed rate home equity and purchase money mortgages on a more restrictive basis and offers conforming fixed rate mortgages through its mortgage banking division. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2006, construction loans outstanding were $6.3 million or 3.0% of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development. At December 31, 2006, commercial real estate loans aggregated $64.7 million or 30.7% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 5 years, generally amortize over 5 to 20 years and may have a call provision. The Bank’s commercial real estate loans are secured by properties in its market area.

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

Commercial Loans. At December 31, 2006, commercial loans aggregated $9.7 million or 4.6% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its large commercial exposures. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow generated by its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2006, the Bank had consumer loans of $18.1 million or 8.6% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $200,000. The Bank originates virtually all of its consumer loans in its market area

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

At December 31, 2006, the Company had 87 full-time and 11 part-time employees. The Company considers relations with its employees to be good.

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

Exchange Act. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and the rules and regulations enacted pursuant thereto (the “SOX Act”), the corporate responsibility and accounting reform legislation signed into law on July 30, 2002.

The Bank

General. As a state chartered commercial bank, the Bank is subject to regulation, supervision and examination requirements of the Bureau of Financial Institutions of the Virginia State Corporation Commission (“SCC”). The Bank is also subject to the regulation, supervision and examination requirements of the Federal Reserve and the FDIC. State and federal laws also govern the activities in which the Bank may engage, the investments it may make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Bank’s operations. The Federal Reserve and the SCC conduct periodic examinations to test the Bank’s compliance with various regulatory requirements. The SCC completed its most recent examination in March 2007, while the Federal Reserve completed a compliance examination of the Bank during November 2002 and a safety and soundness examination during April 2005. Federal and state laws preclude the Bank from disclosing the results of these examinations.

Insurance of Accounts. The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. The new law merged the old Bank Insurance Fund and Savings Association Insurance Fund into the single Deposit Insurance Fund (the “DIF”), increased deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the DIF at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the bank has one. The new rates for most banks will vary between five and seven cents for every $100 of domestic deposits.

Applied to the Bank’s assessment base of approximately $202.2 million, this translates to an annual deposit premium estimated to be between $101,100 and $141,500. Most banks, including Shore Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $126,900. The assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, the Company expects the reinstitution of deposit premiums by the FDIC will not have a material effect on the Company’s financial condition, results of operations or cash flows in 2007. The level of annual deposit premiums is dependent on the amount of the Bank’s deposit assessment base.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2006, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 12.97%, 11.71% and 8.27%, respectively.

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

GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA provides for a new type of company, the “financial holding company.” A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations will also be subject to federal laws applicable to credit transactions, such as:

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

Even though the Company’s common stock is currently traded on the NASDAQ Stock Market’s Global Market, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Global Market has been relatively low when compared with larger companies listed on the NASDAQ Global Market or the stock exchanges. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. Additionally, volatility of the stock price may occur on relatively small trading volumes of the Company’s stock.

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

The Company’s headquarters is located at 25020 Shore Parkway, Onley, Virginia, a two story colonial brick building built in 2004 that houses the Company’s corporate offices and operations center. The Bank operates seven branch banking offices (5 in Virginia and 2 in Salisbury, Maryland), owning six of them free of any encumbrances and the other the Bank owns the building free of any encumbrances, but leases the land under an agreement expiring in 2009, with two remaining five-year renewals. Currently, the Bank is leasing a temporary location under a two year lease to house one of its branches while the other location is renovated. Shore Investments leases office space under an agreement expiring in 2010, with two optional five-year renewal periods.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “SHBK.” The following table sets forth the per share high and low closing prices along with dividends that were paid quarterly on the common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low	Cash Dividends Paid
2005
First Quarter	$17.33	$13.79	$0.050
Second Quarter	15.25	13.39	0.050
Third Quarter	15.83	14.47	0.058
Fourth Quarter	15.58	13.52	0.058

2006
First Quarter	$15.13	$13.96	$0.058
Second Quarter	14.67	13.75	0.058
Third Quarter	17.56	13.75	0.058
Fourth Quarter	15.90	14.50	0.070

At February 16, 2007, there were 2,497,471 shares of common stock outstanding held by 993 stockholders of record.

Performance Graph

The following graph compares the yearly cumulative total shareholder return on the Company’s common stock with (1) the yearly cumulative total shareholder return on stocks included in the Nasdaq composite stock index and (2) the yearly cumulative total shareholder return on stocks included in the SNL stock index for banks of with less than $500 million in total assets.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Shore Financial Corporation	100.00	129.81	221.83	269.03	234.32	247.42
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL <$500M Bank Index	100.00	128.07	186.94	215.79	228.47	240.01

Dividend Policy

On January 9, 2007, the Company declared a $0.07 per share quarterly cash dividend paid on February 1, 2007 to shareholders of record on January 24, 2007. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the years ended December 31, 2006 and 2005, the Bank paid $1,000,000 and $500,000, respectively, in dividends to the Company. During February 2007, the Bank paid $700,000 in dividends to the Company.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders (1)	137,489	(2)	$11.25	239,500
Equity compensation plans not approved by shareholders	—		—	—
Total	137,489		$11.25	239,500

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.

(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data:
Interest income	$15,113	$12,851	$10,697	$9,501	$9,406
Interest expense	6,618	4,414	3,275	3,275	3,716
Net interest income	8,495	8,437	7,422	6,226	5,690
Provision for loan losses	59	304	419	380	335
Noninterest income	3,392	2,379	1,920	1,889	1,375
Noninterest expense	7,739	6,644	5,559	4,780	4,156
Income taxes	1,156	1,193	1,011	893	802

Net income	$2,933	$2,675	$2,353	$2,062	$1,772

Per Share Data:
Net income—basic (1)	$1.18	$1.08	$0.95	$0.84	$0.73
Net income—dilutive (1)	1.16	1.06	0.93	0.83	0.72
Cash dividends (1)	0.25	0.22	0.18	0.14	0.10
Book value at period end	10.46	11.39	10.64	9.80	10.73
Tangible book value at period end	10.30	11.17	10.39	9.51	10.35
Average shares outstanding (000’s) (1)	2,492	2,485	2,474	2,444	2,441

Balance Sheet Data (period end):
Assets	$260,676	$247,419	$237,689	$196,550	$179,993
Loans, net of unearned income and allowance	207,725	192,697	175,995	140,207	116,810
Securities	30,408	32,351	38,972	40,611	47,183
Deposits	198,103	188,970	192,737	158,891	158,989
Stockholders’ equity	26,126	23,629	21,959	20,201	18,218

Performance Ratios:
Return on average assets	1.14%	1.10%	1.08%	1.11%	1.12%
Return on average equity	11.76%	11.74%	11.01%	10.64%	10.31%
Net interest margin	3.57%	3.75%	3.72%	3.63%	3.82%
Efficiency (2)	63.99%	63.54%	59.47%	59.70%	59.01%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.36%	1.49%	1.35%	1.41%	1.35%
Allowance for loan losses to nonaccrual loans	308.59%	267.95%	253.05%	362.68%	182.37%
Nonperforming assets to period end loans and foreclosed properties	0.44%	0.56%	0.53%	0.39%	0.74%
Net charge-offs (recoveries) to average loans	0.02%	(0.08)%	0.01%	(0.01)%	0.05%

Capital and Liquidity Ratios:
Leverage (3)	10.02%	9.55%	9.24%	10.28%	10.12%
Risk-based:
Tier 1 capital	13.77%	13.21%	12.74%	14.37%	15.02%
Total capital	15.09%	14.53%	14.14%	15.74%	16.24%
Average loans to average deposits	104.48%	96.93%	87.60%	79.78%	80.56%

(1)	Earnings per share, dividends per share and average share data adjusted to reflect 20% stock dividend paid by the Company during December 2003 and the six-for-five stock split effected during August 2006.

(2)	Computed by dividing noninterest expense, net of nonrecurring expenses, by the sum of net interest income and noninterest income, net of security gains and losses.

(3)	Computed as a percentage of stockholders’ equity to period end assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s strong financial performance continued during 2006 producing record earnings of $2.93 million for the year. These results represented a 9.6% increase over the $2.68 million earned in 2005 and earned our shareholders a return of $1.16 per diluted share compared to $1.06 in 2005. Many changes occurred during 2006 that affected the Company’s financial performance during the year. The Federal Reserve continued its aggressive monetary policy of interest rate tightening during the first half of 2006 before deciding to pause during the summer. Even during this period of rate tightening the Company’s real estate loan production continued to thrive within its markets. However, the affect of the Federal Reserve’s actions began to negatively impact the Company’s net interest margin early in 2006. Long-term interest rates in the financial markets began to fall which caused the yield curve to flatten and eventually invert. This occurrence along with an increasingly competitive deposit gathering market and a slowing of the loan production during the second half of 2006 resulted in a net interest margin of 3.57% during the year, compared to 3.75% in 2005.

Despite the impact that the declining net interest margin had on net interest income, the Company’s earnings benefited from several steps taken during 2005 and early 2006 to boost noninterest income. The addition of a courtesy overdraft product helped increase deposit account fees to $2.29 million during 2006, representing a 70.2% increase over the $1.34 million generated in 2005. Additionally, increased production from the Company’s investment brokers during 2006, one of which was hired during 2005 with fifteen years experience, resulted in an increase in investment brokerage commissions of 95.9% to $337,200, compared to $172,100 during 2005. The Company also took advantage of investment portfolio profits by realizing $210,000 of net gains on sales of securities during 2006, compared to $315,900 of gains on the sales of investments and real estate in 2005.

The Company’s efficiency ratio remained relatively flat during 2006 at 63.99% compared to 63.54% for 2005, with the shrinking net interest margin and an increase in noninterest expenses to $7.74 million from $6.64 million during 2005 impacting the ratio. The majority of the expense increase occurred in compensation and benefits expense, primarily resulting from increases in commissions associated with operating the Company’s investment brokerage services, the expensing of stock options granted to non-executive employees and general increases in compensation and other benefits. The Company also took on other customer service initiatives, including expansion of the Bank’s ATM network by seventeen machines, additional internet banking services and other new deposit products.

The Company’s total assets grew to $260.7 million at December 31, 2006, compared to $247.4 million at December 31, 2005, primarily resulting from a 7.7% increase in loans. Total gross loans ended the 2006 at $210.6 million, compared to $195.5 million at December 31, 2005, while total deposits ended the year at $198.1 million, compared to $189.0 million at December 31, 2005. Continued growth in the Bank’s real estate loan portfolio, specifically those secured by one-to-four family residences and land, represented the largest portion of the increase. The growth in deposits primarily occurred in the time deposit category. Aggressive competition for retail deposits in the Bank’s markets continued during 2006 making significant growth challenging. As a result of the Company’s strong 2006 earnings, total shareholders’ equity grew to $26.1 million at December 31, 2006, compared to $23.6 million in equity at December 31, 2005.

The Bank’s loan portfolio quality remained strong during 2006. The Bank experienced net loan charge-offs of $37,000 during 2006 which is 0.02% of total loans, while the level of nonperforming assets to period end loans was 0.44% at December 31, 2006. The Bank had no other real estate owned (“OREO”) or other foreclosed assets at December 31, 2006 and maintained an allowance for loan losses to period end loans of 1.36%.

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

Interest Income

2006 Compared to 2005

During the year ended December 31, 2006, the Company earned $15.1 million in interest income, representing a 17.6% increase over the $12.9 million earned for the year ended December 31, 2005. The Company’s net interest income benefited from growth in the its loan portfolio and improved yields on earning assets, but was negatively impacted by increasing cost of funding.

Spearheaded by 10.7% growth in average loans outstanding resulting from $82.0 million on total loan production, average earning assets were $240.2 million during 2006, representing a $13.1 million increase over 2005. Average total loans increased $19.9 million to $206.3 million during 2006 from $186.4 million during 2005. The Bank’s real estate mortgage loan portfolio experienced the most growth with an increase of 17.0% in average balances outstanding, while average commercial loans increased 4.2% and average consumer loans (including home equity lines) were flat. Real estate mortgage loan balances, which include construction loans, averaged $114.5 during 2006, while commercial and consumer loans averaged $73.5 million and $18.2 million, respectively. The Bank realized strong loan production during the first half of 2006 while production levels slowed to a more moderate pace during the second half of the year. Average securities declined by $6.6 million to $31.5 million during 2006 compared to $38.1 million during 2005. The Company used maturing securities to fund liquidity needs during 2006 due to limited opportunities in the investment market and the rising cost of funds, mostly due to a flat yield curve.

Yields on earning assets continued to benefit from the Company’s asset sensitive financial position. Total yields improved to 6.33% during 2006 compared to 5.69% in 2005. Loans yielded 6.57% during the year, compared to 6.03% during 2005, resulting primarily from the repricing of adjustable rate loans and loan growth. The maturity of lower yielding investment securities helped improve the yield on securities to 4.87% during 2006, compared to 4.21% for the year ended December 31, 2005.

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

Interest Expense

2006 Compared to 2005

As the yield curve became more inverted during 2006, the Company faced the challenge of obtaining cost-effective funding to support its loan growth and other liquidity needs. During the recent period of rising rates, customers became more interest rate sensitive and began moving funds out of lower yielding accounts into higher yielding accounts. Also, the uncertainty surrounding the direction of interest rates caused customers to demand shorter term time deposits as opposed those with longer terms. As the retail deposit market became more competitive, the Company looked to the wholesale funding markets for alternative liquidity needs. Although at different points in 2006 the wholesale markets provided less expensive funding than the retail market, the funds were still costly and, accordingly, negatively impacted the Company’s interest expense.

The Company’s interest expense increased $2.2 million to $6.6 million during the year ended December 31, 2006, compared to $4.4 million during 2005. Average interest-bearing liabilities increased 5.6% to $204.1 million during the year ended December 31, 2006, as compared to $193.4 million during 2005, while the cost of interest-bearing liabilities increased 96 basis points from 2.28% during 2005 to 3.24% during 2006. Total average deposits, including noninterest-bearing demand deposits, increased 2.7% to $197.4 million during the year ended December 31, 2006 from $192.3 million during 2005. The Company’s cost of funds (including demand deposits) was 2.86% during 2006, compared to 2.00% for the year ended December 31, 2005.

Average checking and savings account balances were $67.1 million during 2006 and the cost of these funds for the year was 96 basis points, representing a 18 basis point increase over the prior year. Average time deposit balances were $103.4 million and the cost of these funds increased by 93 basis points to 4.18% for the year. As part of the it’s increased reliance on wholesale funding during 2006, the Bank purchased $7.0 million of brokered deposits and average Federal Home Loan Bank (“FHLB”) borrowings increased by $5.1 million to $33.7 million during the year. Of the total FHLB borrowings outstanding at December 31, 2006, $12.5 million represent amounts with fixed terms up to seven years while the remaining balance floats based on an overnight rate. The cost of these funds increased 133 basis points to 4.92% during 2006.

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

Average checking and savings account balances were $79.6 million during 2005 and the cost of these funds for the year was 78 basis points, representing a 15 basis point increase over the prior year. Average time deposit balances were $85.2 million and the cost of these funds increased by 24 basis points to 3.25% for the year. The

Company continued to benefit from a growing number of commercial customer relationships which resulted in an increase in average demand deposits of 18.7%. As a result of the Bank also relying more on wholesale funding during 2005, average FHLB borrowings increased by $16.0 million to $28.6 million during the year. Since the majority of this funding floats based on an overnight rate, the cost of these funds increased 162 basis points to 3.59% during 2005.

Net Interest Income

2006 Compared to 2005

As previously discussed, the Company’s net interest margin was negatively impacted by the flat yield curve, resulting in a decline of 18 basis points to 3.57%. The shape of the yield curve diluted the positive impact of being asset sensitive during 2006, primarily due to the fact that funding rates, which are primarily short-term, were increasing faster than rates on interest earning assets. As a result, the Company’s net interest income was relatively flat at $8.5 million during the year ended December 31, 2006 as compared to $8.4 million in 2005.

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

Average Balances, Income and Expenses, Yields and Rates

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars In Thousands)
Assets:
Securities (1)	$31,504	$1,533	4.87%	$38,141	$1,607	4.21%	$39,192	$1,595	4.07%
Loans (net of unearned income):
Real estate mortgage	114,500	6,837	5.97%	97,888	5,503	5.62%	83,558	4,732	5.66%
Commercial	73,529	5,207	7.08%	70,573	4,540	6.43%	58,693	3,480	5.93%
Home equity lines	15,286	1,242	8.13%	15,636	985	6.30%	15,473	718	4.64%
Consumer	2,962	271	9.15%	2,319	205	8.84%	2,476	220	8.89%

Total loans	206,277	13,557	6.57%	186,416	11,233	6.03%	160,200	9,150	5.71%
Interest-bearing deposits in other banks	2,385	109	4.57%	2,481	81	3.26%	2,152	25	1.16%

Total earning assets	240,166	15,199	6.33%	227,038	12,921	5.69%	201,544	10,770	5.34%

Less: allowance for loan losses	(2,873)			(2,611)			(2,196)
Total nonearning assets	19,239			19,841			18,021

Total assets	$256,532			$244,268			$217,369

Liabilities
Interest-bearing deposits:
Checking and savings	$67,053	$641	0.96%	$79,600	$620	0.78%	$74,536	$467	0.63%
Time deposits	103,381	4,322	4.18%	85,165	2,766	3.25%	85,123	2,559	3.01%

Total interest-bearing deposits	170,434	4,963	2.91%	164,765	3,386	2.06%	159,659	3,026	1.90%
FHLB advances	33,668	1,655	4.92%	28,601	1,028	3.59%	12,627	249	1.97%

Total interest-bearing liabilities	204,102	6,618	3.24%	193,366	4,414	2.28%	172,286	3,275	1.90%

Non-interest bearing liabilities:
Demand deposits	27,005			27,556			23,215
Other liabilities	475			554			499

Total liabilities	231,582			221,476			196,000
Stockholders’ equity	24,950			22,792			21,369

Total liabilities and stockholders’ equity	$256,532			$244,268			$217,369

Net interest income (1)		$8,581			$8,507			$7,495

Interest rate spread (1)(2)			3.09%			3.41%			3.44%
Net interest margin (1)(3)			3.57%			3.75%			3.72%

(1)	Presented on a tax equivalent basis. The tax equivalent adjustment to net interest income was $86,000, $70,000 and $73,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is derived by dividing net interest income by average total earning assets.

The following table describes the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to the mixture of volume and rate has been allocated solely to rate changes.

Volume and Rate Analysis

	Years Ended
	December 31, 2006 compared to December 31, 2005			December 31, 2005 compared to December 31, 2004			December 31, 2004 compared to December 31, 2003
	Change Due To:			Change Due To:			Change Due To:
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(Dollars In Thousands)
Assets:
Securities	$(280)	$206	$(74)	$(43)	$53	$10	$(150)	$16	$(134)
Loans (net of unearned income):
Real estate mortgage	934	400	1,334	811	(39)	772	798	(440)	358
Commercial	190	477	667	704	356	1,060	1,121	(194)	927
Home equity lines	(22)	279	257	8	260	268	81	5	86
Consumer	57	9	66	(14)	(1)	(15)	(11)	(16)	(27)

Total loans	1,159	1,165	2,324	1,509	576	2,085	1,989	(645)	1,344
Interest-bearing deposits in other banks	(3)	31	28	4	52	56	(2)	7	5

Total earning assets	$876	$1,402	$2,278	$1,470	$681	$2,151	$1,837	$(622)	$1,215

Liabilities
Interest-bearing deposits:
Checking and savings	$(98)	$119	$21	$32	$121	$153	$86	$11	$97
Time deposits	592	964	1,556	1	206	207	132	(372)	(240)

Total interest-bearing deposits	494	1,083	1,577	33	327	360	218	(361)	(143)
FHLB advances	182	445	627	315	464	779	119	24	143

Total interest-bearing liabilities	676	1,528	2,204	348	791	1,139	337	(337)	—

Change in net interest income	$200	$(126)	$74	$1,122	$(110)	$1,012	$1,500	$(285)	$1,215

Interest Sensitivity

Management evaluates interest rate sensitivity periodically through the use of an asset/liability management reporting model. Using this model, management determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to manage sensitivity risk. These decisions are based on management’s outlook regarding future interest rate movements, the state of the local and national economy, and other financial and business risk factors.

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

The following table presents the Company’s interest sensitivity position at December 31, 2006. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time.

Interest Sensitivity Analysis

	December 31, 2006
	Within 90 Days	91-365 Days	1 to 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Interest-Earning Assets:
Loans (1)	$51,288	$50,645	$101,080	$7,585	$210,598
Securities (2)	2,148	6,198	18,937	2,951	30,234
Money market and other short term securities	2,267	—	—	—	2,267
Other earning assets	—	—	—	3,562	3,562

Total earning assets	$55,703	$56,843	$120,017	$14,098	$246,661

Cumulative earning assets	$55,703	$112,546	$232,563	$246,661	$246,661

Interest-Bearing Liabilities:
Money market savings	$17,109	$—	$—	$—	$17,109
Interest checking (3)	—	—	24,561	—	24,561
Savings (3)	2,214	748	16,193	—	19,155
Certificates of deposit	35,791	42,713	32,374	845	111,723
FHLB advances	22,750	2,000	10,000	483	35,233

Total interest-bearing liabilities	$77,864	$45,461	$83,128	$1,328	$207,781

Cumulative interest-bearing liabilities	$77,864	$123,325	$206,453	$207,781	$207,781

Period gap	$(22,161)	$11,382	$36,889	$12,770	$38,880
Cumulative gap	$(22,161)	$(10,779)	$26,110	$38,880	$38,880
Ratio of cumulative interest-earning assets to interest-bearing liabilities	71.54%	91.26%	112.65%	118.71%	118.71%
Ratio of cumulative gap to total earning assets	(8.98)%	(4.37)%	10.59%	15.76%	15.76%

(1)	Includes nonaccrual loans of $931,000, which are spread throughout the categories.

(2)	All securities without specific maturities are included in the 1 to 5 years category since they are not considered as sensitive to interest rate changes.

(3)	Management has determined that interest checking and savings accounts, excluding $855,000 in savings accounts with more frequent rate adjustment terms, are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years and over 5 years categories, respectively.

Noninterest Income

2006 Compared to 2005

During 2006, the Company continued to benefit in growth of noninterest income, primarily in the areas of deposit account fees and investment brokerage commissions. During the year ended December 31, 2006, noninterest income increased to $3.39 million from $2.38 million in 2005, representing a 42.6% increase. The addition of a courtesy overdraft product helped increase deposit account fees to $2.29 million during 2006, representing a 70.2% increase over the $1.34 million generated in 2005. Deposit account fees consist of charges related insufficient funds, check printing, cashiers checks, service charges, ATM, check cards and others. These fees are core earnings that are not interest sensitive and have provided a stable source of income for the Bank.

Investment brokerage commissions benefited from increased production by the Company’s investment brokers during 2006, one of which was hired during 2005 with fifteen years experience. This resulted in an increase in investment brokerage commissions of 95.9% to $337,200, compared to $172,100 during 2005. The Company also experienced growth of 34.8% and 4.6% in loan fees and other income, respectively, and took advantage of investment portfolio profits by realizing $210,000 of net gains on sales of securities during 2006, compared to $315,900 of gains on the sales of investments and real estate in 2005. Loan fees primarily consist of late charges and prepayment penalties on loans and are also considered core earnings for the Bank.

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

Noninterest Expense

2006 Compared to 2005

During 2006, the Company’s noninterest expenses increased to $7.74 million from $6.64 million during 2005, while its efficiency ratio remained relatively flat at 63.99% compared to 63.54% for 2005. The majority of the increase occurred in compensation and benefits expense, primarily resulting from increases in commissions associated with operating the Company’s investment brokerage services, the expensing of stock options granted to non-executive employees and general increase in compensation and other benefits. Compensation and benefits increased by 24.0% to $3.90 million during the year ended December 31, 2006, as compared to $3.14 million for the year ended December 31, 2005.

The Company also took on other customer service initiatives, including expansion of the Bank’s ATM network by seventeen machines, additional internet banking services and other new deposit products. Whiles these initiatives impacted most categories of expenses, the Company should benefit from these initiatives during 2007 and beyond. As a result of these initiatives, occupancy and equipment expenses increased 10.0% to $1.74 million during 2006, compared to $1.59 million for 2005, while data processing costs, professional fees and other expenses increased 4.8%, 26.0% and 11.7%, respectively.

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

Total loans (excluding allowances for loan losses) increased to $210.6 million at December 31, 2006, a 7.7% increase over the $195.5 million outstanding at December 31, 2005. The growth resulted from gross loan production of approximately $82.3 million, primarily in the category of residential real estate. Residential real estate (including construction and land loans) increased 11.3% during 2006, while commercial loans grew 4.0% and consumer and home equity loans were flat during the year.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

Loan Portfolio

	December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Residential mortgage	$111,890	$97,245	$86,537	$72,339	$66,637
Commercial mortgage	64,698	61,917	59,414	39,621	28,841
Commercial—other	9,682	9,590	8,673	8,568	4,921
Real estate construction (1)	6,340	9,026	5,658	4,005	2,184
Home equity lines of credit	14,743	15,293	15,581	14,951	12,905
Consumer	3,381	2,559	2,378	2,508	2,720

Total loans	210,734	195,630	178,241	141,992	118,208
Less:
Deferred loan (fees) cost, net	(136)	(82)	158	217	205
Allowance for loan losses	(2,873)	(2,851)	(2,404)	(2,002)	(1,603)

Net loans	$207,725	$192,697	$175,995	$140,207	$116,810

(1)	Amounts are disclosed net of loans in process of approximately $2.8 million, $5.9 million, $4.2 million, $3.1 million and $2.3 million for 2006, 2005, 2004, 2003 and 2002, respectively.

The following table sets forth the composition of the Bank’s loan portfolio by percentage at the dates indicated.

Loan Portfolio by Percentage

	December 31,
	2006	2005	2004	2003	2002
Residential mortgage	53.10%	49.71%	48.55%	50.95%	56.37%
Commercial mortgage	30.70%	31.65%	33.33%	27.90%	24.40%
Commercial—other	4.59%	4.90%	4.87%	6.03%	4.16%
Real estate construction	3.01%	4.61%	3.18%	2.82%	1.85%
Home equity lines of credit	7.00%	7.82%	8.74%	10.53%	10.92%
Consumer	1.60%	1.31%	1.33%	1.77%	2.30%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities of selected loans outstanding at December 31, 2006.

Maturity Schedule of Loans

	December 31, 2006
	Due in one year	Due after one year through five years	Due after five years	Totals	After one year
					Fixed Rate	Variable Rate
	(Dollars In Thousands)
Residential and commercial mortgages	$19,766	$50,911	$105,911	$176,588	$32,634	$124,185
Commercial—other	3,879	3,868	1,935	9,682	1,628	4,178
Real estate construction	6,632	0	0	6,632	0	0
Home equity lines of credit	14,743	0	0	14,743	0	0
Consumer	1,640	1,469	273	3,381	1,742	0

Total	$46,660	$56,248	$108,119	$211,026	$36,004	$128,363

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

Investment Securities. The carrying value of investment securities (effected for all applicable fair value adjustments) amounted to $30.4 million at December 31, 2006, compared to $32.4 million and $39.0 million at December 31, 2005 and 2004, respectively. Decreases in securities primarily resulted from increased loan demand during 2004 through 2006, slow deposit growth during these periods, and few adequate return opportunities in the investment market. The comparison of amortized cost to fair value is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of investment securities. Investment securities consist of the following:

Investment Securities Portfolio

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Amortized Cost:
U.S. Treasury and other U.S. government agencies	$12,942	$17,546	$22,208
Tax-exempt municipal bonds	6,414	3,996	3,849
Mortgage-backed securities	1,263	1,528	1,941
Corporate bonds	2,003	2,008	3,021
Adjustable rate loan funds	—	817	1,590
FHLMC stock	232	232	232
Preferred stock	2,898	1,898	1,707
Trust preferred stock	—	—	75
Other equity securities	2,039	1,757	1,666

Total available for sale securities	27,791	29,782	36,289
Other investment securities	2,443	2,461	1,733

Total securities	$30,234	$32,243	$38,022

Securities Available for Sale. Securities available for sale are used as part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of securities available for sale totaled $28.0 million at December 31, 2006, compared to $29.9 million and $37.2 million at December 31, 2005 and 2004, respectively. The comparison of fair market value to amortized cost is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of securities available for sale. The following summarizes available for sale securities for the respective periods.

Securities Available for Sale

	Years Ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Fair Value:
U.S. Treasury and other U.S. government agencies	$12,739	$17,287	$22,322
Tax-exempt municipal bonds	6,414	3,988	3,892
Mortgage-backed securities	1,221	1,492	1,938
Corporate bonds	2,022	2,060	3,177
Adjustable rate loan funds	—	797	1,569
FHLMC stock	285	275	310
Preferred stock	2,878	1,897	1,735
Trust preferred stock	—	—	171
Other equity securities	2,406	2,094	2,124

Total available for sale securities	27,965	29,890	37,238
Other investment securities	2,443	2,461	1,733

Total securities	$30,408	$32,351	$38,971

The following table sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 2006. The weighted average yields are calculated on the basis of carrying value of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

Maturities of Investments

	Available-for-Sale
	Amortized Cost	Fair Market Value	Weighted Average Yield
	(Dollars In Thousands)
U.S. Government Agencies and other U.S. securities:
Within one year	$4,999	$4,932	3.48%
After one year to five years	6,970	6,833	4.20%
After five years	973	974	5.04%

Total	12,942	12,739	3.99%

Municipal Securities:
Within one year	—	—	0.00%
After one year to five years	2,389	2,385	3.52%
After five years	4,025	4,029	3.93%

	6,414	6,414	3.78%

Mortgage Backed Securities:
Within one year	—	—	0.00%
After one year to five years	322	308	3.47%
After five years	941	913	4.79%

	1,263	1,221	4.46%

Corporate Bonds:
Within one year	1,002	1,007	6.19%
After one year to five years	1,001	1,015	6.25%
After five years	—	—	0.00%

	2,003	2,022	6.22%

Other Securities:
No stated maturity	7,612	8,012	5.42%

Total securities	$30,234	$30,408	4.47%

Deposits

The Bank depends on deposits to fund its lending activities, generate fee income opportunities, and create a captive market for loan products. The table below presents a history of average deposits and the rates paid on interest-bearing deposit accounts for the periods indicated.

Average Deposits and Average Rates Paid

	Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars In Thousands)
Interest-bearing deposits:
Checking and savings	$67,053	0.96%	$79,600	0.78%	$74,536	0.63%
Certificates of deposit:
Less than $100,000	77,327	4.10%	66,146	3.16%	67,812	2.97%
$100,000 and over	26,054	4.42%	19,019	3.54%	17,311	3.27%

Total interest-bearing deposits	170,434	2.91%	164,765	2.06%	159,659	1.90%

Noninterest-bearing deposits	27,005	0.00%	27,556	0.00%	23,215	0.00%

Total average deposits	$197,439	2.51%	$192,321	1.76%	$182,874	1.65%

Deposits averaged $197.4 million during the year ended December 31, 2006, an increase of 2.7% and 8.0% over the $192.3 million and $182.9 million during 2005 and 2004, respectively. Interest-bearing demand deposits accounted for the largest portion of the increase, followed by noninterest-bearing demand deposits.

The following table is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2006.

Maturities of CD’s of $100,000 or More

	December 31, 2006
	Amount	Percent
	(Dollars In Thousands)
Three months or less	$10,382	36.34%
Over three months to one year	8,366	29.28%
Over one year to five years	8,938	31.28%
Over five years	887	3.10%

Total	$28,573	100.00%

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

Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios for the periods indicated.

Analysis of Capital

	December 31,
	2006	2005
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$687	$685
Additional paid-in capital	8,373	8,267
Retained earnings	16,953	14,632
Accumulated other comprehensive income	113	45

Total capital (GAAP)	26,126	23,629
Less: Intangibles	(402)	(464)
Net unrealized gain on debt and equity securities	(113)	(45)

Total Tier 1 capital	25,611	23,120

Tier 2 Capital:
Allowable allowances for loan losses	2,269	2,152
Net unrealized gains on equity securities	180	161

Total Tier 2 capital	$28,060	$25,433

Risk-weighted assets	$185,991	$174,986

Capital Ratios (1):
Tier 1 risk-based capital ratio	13.77%	13.21%
Total risk-based capital ratio	15.09%	14.53%
Tier 1 capital to average adjusted total assets	9.93%	9.44%

(1)	The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital to average adjusted assets was 4.0%, 8.0% and 4.0%, respectively. To be considered “well capitalized” under federal prompt corrective action regulations, these same required ratios are 6.0%, 10.0% and 5.0%, respectively. See Note 11 of the notes to the financial statements for a detail of the capital ratios.

Asset Quality

Allowance for loan losses. The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with SFAS No. 5, Accounting for Contingencies. This methodology includes analyzing historical loan losses, existing doubtful accounts, the experience of its lenders, growth by loan category, specific loan risk (i.e. construction loans), economic conditions and loan to value considerations. The outcome of this methodology results in range that is used to determine the Bank’s allowance for loan losses. However, risks of future losses cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Balance, beginning of period	$2,851	$2,404	$2,002	$1,603	$1,326
Loans charged off:
Commercial	—	(29)	(11)	—	—
Real estate mortgage	—	—	—	(4)	—
Consumer	(108)	(18)	(27)	(24)	(83)

Total loans charged-off	(108)	(47)	(38)	(28)	(83)

Recoveries:
Commercial	19	172	11	—	—
Real estate mortgage	—	—	—	—	—
Consumer	52	18	10	47	25

Total recoveries	71	190	21	47	25

Net recoveries (charge-offs)	(37)	143	(17)	19	(58)
Provision for loan losses	59	304	419	380	335

Balance, end of period	$2,873	$2,851	$2,404	$2,002	$1,603

Allowance for loan losses to loans outstanding at end of period	1.36%	1.49%	1.35%	1.41%	1.35%

Allowance for loan losses to nonaccrual loans outstanding at end of period	308.59%	267.95%	253.05%	362.68%	182.37%

Net charge-offs (recoveries) to average loans outstanding during period	0.02%	(0.08)%	0.01%	(0.01)%	0.05%

During 2006, as has been the case over the past five years, the Bank’s charge-offs continued to be minimal. Over the past five years, charge-offs have primarily occurred in the consumer loan category. During 2004, the Bank obtained possession of additional property related to a loan of which $172,000 was charged during 2001. During 2005, the Bank sold the property, recovered all deficient amounts and recognized a gain of $149,000.

Although growth in the Bank’s loan portfolio during 2006 primarily occurred in the residential real estate category, a significant emphasis has been place on growing the commercial and consumer loan categories over the last several years. Increased competition in the real estate mortgage arena and the desire to diversify contributed to this shift in lending and customer relationships. However, with this change comes increased risk associated with potential loan losses. Based on the results of management’s analysis, it believes that allowances for losses existing at December 31, 2006 are sufficient to cover any anticipated or unanticipated losses on loans outstanding in accordance with SFAS No. 5, Accounting for Contingencies.

An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following tables. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.

Allocation of Allowance for Loan Losses

	Commercial		Real Estate		Consumer
	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance
	(Dollars In Thousands)
December 31,
2006	$1,846	64.25%	$864	30.06%	$163	5.68%
2005	1,949	68.37%	242	8.49%	660	23.14%
2004	1,556	64.73%	242	10.07%	606	25.20%
2003	1,175	58.69%	278	13.89%	549	27.42%
2002	684	42.67%	249	15.53%	670	41.80%

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Nonaccrual loans:
Commercial	$73	$194	$374	$126	$—
Real estate mortgage	832	811	272	321	677
Home equity lines of credit	24	—	120	28	—
Consumer	2	59	184	77	202

Total nonaccrual loans	931	1,064	950	552	879
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$931	$1,064	$950	$552	$879

Loans past due 90 or more days accruing interest	—	—	—	—	—
Allowance for loan losses to nonaccrual loans	308.59%	267.95%	253.05%	362.68%	182.37%
Nonperforming assets to period end loans and other real estate owned	0.44%	0.56%	0.53%	0.39%	0.74%

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

At December 31, 2006, the Bank identified one loan totaling $3,000 as impaired as defined by generally accepted accounting principles. However, the Bank did not allocate a valuation allowance for this loan at December 31, 2006. At December 31, 2005, the Bank identified $314,000 of loans as impaired as defined by generally accepted accounting principles. Impaired loans at December 2005 had a valuation allowance allocation of $47,000. At December 31, 2004, no loans were identified by the Bank as impaired and, accordingly, no specific allowances were provided with respect to impaired loans. Included in nonaccrual loans at December 31, 2003 and 2002 is one impaired loan to the same borrower with a balance of $126,000 and $368,000, respectively. The balance was partially paid and brought current during 2003. However, the borrower was unable to meet the remaining obligation and, consequently, filed for bankruptcy protection. The Bank entered into an agreement with the bankruptcy trustee to sell the collateral during the first quarter of 2004. Proceeds from these sales were sufficient to satisfy all principal and interest amounts due.

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

As of December 31, 2006, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.14 million. Additionally, other performing loans totaling $4.49 million existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. All loans in these categories are subject to constant management attention, and their status is reviewed on a regular basis. These loans are generally secured by residential and commercial real estate and equipment with appraised values that exceed the remaining principal balances on such loans.

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

The table below summarizes the Company’s balance sheet liquidity position for the periods presented. Additionally, alternative sources of liquidity are available to the Company in the wholesale funding markets including its capacity to borrow additional funds or purchased brokered certificates of deposits. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $64.4 million at December 31, 2006. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2006 the Bank had sufficient collateral pledged to borrow a total of approximately $77.6 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement. Additionally, the Bank maintains other available borrowing arrangements of approximately $8.4 million. Based on these factors, the Company maintains sufficient liquidity to meet anticipated needs.

Summary of Liquid Assets

	December 31,
	2006	2005	2004
	(Dollars In Thousands)
Cash and due from banks	$9,470	$9,176	$9,415
Available-for-sale and other securities	30,408	32,351	38,971

Total liquid assets	$39,878	$41,527	$48,386

Deposits and other liabilities	$234,550	$223,790	$215,730

Ratio of liquid assets to deposits and other liabilities	17.00%	18.56%	22.43%

Total cash and cash equivalents were $9.5 million at December 31, 2006, compared to $9.2 million and $9.4 million at December 31, 2005 and 2004, respectively. Net cash flows from operating activities were $3.7 million for the year ended December 31, 2006, compared to $3.0 million and $3.5 million for the years ended December 31, 2005 and 2004, respectively. This fluctuation primarily resulted from net income growth and other changes in normal operating activities during the periods.

Net cash flows used for investing activities were $13.2 million during the year ended December 31, 2006, compared to $11.1 million and $38.3 million during the years ended December 31, 2005 and 2004, respectively. Steady loan growth continued with net originations of $15.1 million, $17.1 million and $36.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. Other investment activities continued to be slow due to liquidity needs for loan growth.

Net cash flows from financing activities were $9.8 million for the year ended December 31, 2006, compared to $7.8 million and $38.5 million during 2005 and 2004, respectively. Deposits increased $9.1 million in 2006, primarily due to growth in time deposits, compared to a decline of $3.8 million during 2005 and growth of $33.8 million in 2004. As was the case in 2005, the Bank’s deposit markets continued to be very competitive during 2006, resulting in a more challenging environment to grow retail deposits profitably. Therefore, wholesale funding sources continued to be used during 2006 to fund liquidity shortfalls. In the past, the Bank had primarily used FHLB borrowings as its main wholesale funding source. However, the Bank purchased $7.0 million of brokered time deposits during 2006 since they were a less expensive alternative funding source than FHLB advances at that time. Accordingly, net proceeds from FHLB borrowings were fairly flat at $1.2 million during 2006, compared to $12.1 million and $5.1 million during 2005 and 2004, respectively. Proceeds from wholesale funds were used to fund loan growth during 2006.

The Bank occasionally finds it necessary to borrow funds on a short-term basis due to fluctuations in loan and deposit levels. The Bank has several arrangements whereby it may borrow funds overnight and on terms. As discussed above, the Bank currently has borrowing capacity of approximately $64.4 million, provided it meets all borrowing guidelines with the FHLB. At December 31, 2006, the Bank had $35.2 million in outstanding FHLB advances, compared to $34.1 million at December 31, 2005.

The following table details information concerning the Bank’s short-term borrowings for the periods presented.

Summary of Borrowed Funds

	December 31,
	2006	2005	2004
	(Dollars In Thousands)
Actual period end balances	$24,750	$25,500	$21,350
Monthly average balance of short-term borrowings outstanding during the period	$19,542	$21,033	$6,915
Weighted-average interest rate on monthly average short-term borrowings	5.09%	3.34%	1.72%
Maximum month-end balance of short-term borrowings outstanding during the period	$29,150	$28,500	$21,350

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes the Company’s significant contractual obligations, contingent liabilities and certain other commitments outstanding at December 31, 2006:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars In Thousands)
Operating lease obligations	$167	$76	$91	$—	$—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP Federal Home Loan Bank Advances	35,233	24,750	10,000	—	483
Other commitments
Standby letters of credit	984	984	—	—	—
Commitments to extend credit	44,589	44,589	—	—	—

Total contractual obligations	$80,973	$70,399	$10,091	$—	$483

Return on Equity and Assets

The following table summarizes ratios considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated.

Return on Equity and Assets

	December 31,
	2006	2005	2004
Return on average assets	1.14%	1.10%	1.08%
Return on average equity	11.76%	11.74%	11.01%
Average equity to average asset ratio	9.73%	9.33%	9.83%
Dividend payout ratio	21.19%	20.16%	19.30%

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

The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the loan portfolio, based upon our evaluation of the risks in the portfolio and changes in the nature and volume of loan activity. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers historical loan losses, existing doubtful accounts, the experience of its lenders, growth by loan category, specific loan risk (i.e. construction loans), economic conditions and loan to value considerations. Additionally, we consider the impact of economic events and other market factors, the outcome of which is uncertain. While we use the best information available in establishing the allowance, actual economic conditions differing significantly from our assumptions in determining the loan loss valuation allowance may result in future adjustments, or regulators may require adjustments based upon information available to them at the time of their examinations. Although we believe that our allowance for loan losses is adequate and properly recorded in our financial statements, differing economic conditions or alternate methods of estimation could result in materially different amounts of loan losses.

The estimation of fair value is significant to several of our assets, including available-for-sale (“AFS”) investment securities and real estate owned (“REO”). AFS securities are recorded at fair value, while REO is generally recorded at the lower of cost or fair value (less estimated selling costs). Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and are subject to material changes, which could impact our financial condition.

Impact of Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted, but the Company did not adopt the recognition provisions of this standard until January 1, 2006. The disclosure provisions were adopted in previous years. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations, and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities, and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 30, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact, if any, that adoption may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. “This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to other specified standards; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, that adoption will have on its financial statements.

Effects of Inflation

The Company believes that its net interest income and results of operations have not been significantly affected by inflation during the years ended December 31, 2006, 2005 and 2004.

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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at December 31, 2006. The model indicates that a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to increase by $14,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to decrease by $138,000.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SHORE FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31,
	2006	2005
ASSETS
Cash (including interest—earning deposits of approximately $2,267,000 and $1,775,300, respectively)	$9,469,800	$9,176,000
Investment securities:
Available-for-sale (amortized cost of $27,791,300 and $29,781,900, respectively)	27,965,300	29,889,900
Other investments, at cost	2,442,700	2,460,900
Loans receivable, net	207,725,200	192,696,500
Premises and equipment, net	7,044,300	7,464,600
Other assets	6,028,700	5,731,000

	$260,676,000	$247,418,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$172,548,300	$160,105,000
Noninterest-bearing	25,554,500	28,864,700

Total deposits	198,102,800	188,969,700
Advances from Federal Home Loan Bank	35,233,300	34,050,000
Other liabilities	1,213,600	770,600

Total liabilities	234,549,700	223,790,300

Stockholders’ equity
Preferred stock, par value $1 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.275 and $.33 per share, respectively; 6,000,000 and 5,000,000 shares authorized, respectively; 2,497,327 and 2,074,207 issued and outstanding, respectively	686,800	684,500
Additional capital	8,372,600	8,267,400
Retained earnings	16,953,400	14,631,400
Accumulated other comprehensive income	113,500	45,300

Total stockholders’ equity	26,126,300	23,628,600

	$260,676,000	$247,418,900

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income
Loans	$13,556,500	$11,232,700	$9,150,300
Investments
Taxable interest	1,143,900	1,307,600	1,247,600
Tax-exempt interest	167,400	135,600	140,800
Dividends	244,700	174,600	158,800

Total interest and dividend income	15,112,500	12,850,500	10,697,500

Interest expense
Deposits	4,962,700	3,385,900	3,025,900
FHLB/other advances	1,654,800	1,028,100	249,300

Total interest expense	6,617,500	4,414,000	3,275,200

Net interest income	8,495,000	8,436,500	7,422,300

Provision for loan losses	58,700	303,700	418,800

Net interest income after provision for loan losses	8,436,300	8,132,800	7,003,500

Noninterest income
Deposit account fees	2,286,400	1,343,100	1,279,500
Loan fees	159,100	118,000	84,100
Mortgage banking fees	130,600	173,400	9,300
Commissions on investment brokerage sales	337,200	172,100	119,400
Gains on sales of securities	210,000	166,400	148,100
Gains on sale of real estate	—	149,500	—
Other	268,600	256,900	278,700

Total noninterest income	3,391,900	2,379,400	1,919,100

Noninterest expense
Compensation and employee benefits	3,897,600	3,144,100	2,459,300
Occupancy and equipment	1,744,300	1,586,100	1,403,200
Data processing	799,000	762,200	680,800
Professional fees	398,900	316,700	216,500
Advertising and promotion	132,300	148,200	162,300
Other	767,100	686,800	637,000

Total noninterest expense	7,739,200	6,644,100	5,559,100

Income before income taxes	4,089,000	3,868,100	3,363,500

Income taxes	1,155,900	1,192,800	1,010,700

Net income	$2,933,100	$2,675,300	$2,352,800

Earnings Per Common Share:
Basic	$1.18	$1.08	$0.95

Diluted	$1.16	$1.06	$0.93

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	2,061,724	$680,400	$8,164,600	$10,595,300	$760,900	$20,201,200
Common stock cash dividend declared	—	—	—	(453,700)	—	(453,700)
Exercise of stock options	1,560	500	13,500	—	—	14,000
Tax benefit associated with the exercise of stock options	—	—	20,900	—	—	20,900
Comprehensive income	—	—	—	2,352,800	(176,200)	2,176,600

Balance, December 31, 2004	2,063,284	680,900	8,199,000	12,494,400	584,700	21,959,000
Common stock cash dividend declared	—	—	—	(538,300)	—	(538,300)
Exercise of stock options, net of 1,492 of existing shares exchanged in lieu of exercise payment	10,923	3,600	59,100	—	—	62,700
Tax benefit associated with the exercise of stock options	—	—	9,300	—	—	9,300
Comprehensive income (loss)	—	—	—	2,675,300	(539,400)	2,135,900

Balance, December 31, 2005	2,074,207	684,500	8,267,400	14,631,400	45,300	23,628,600
Common stock cash dividend declared	—	—	—	(610,300)	—	(610,300)
Exercise of stock options	7,804	2,300	53,900	—	—	56,200
Compensation expense associated with the granting of stock options	—	—	40,400	—	—	40,400
Tax benefit associated with the exercise of stock options	—	—	10,900	—	—	10,900
6-for-5 Stock Split	415,316	—	—	(800)	—	(800)
Comprehensive income	—	—	—	2,933,100	68,200	3,001,300

Balance, December 31, 2006	2,497,327	$686,800	$8,372,600	$16,953,400	$113,500	$26,126,300

The accompanying notes are an integral part of these financial statements.

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$2,933,100	$2,675,300	$2,352,800
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	58,700	303,700	418,800
Depreciation and amortization	746,200	731,500	576,400
Amortization of premium and accretion of discount on securities, net	6,600	65,500	70,800
Gain on sale of investment securities	(210,000)	(166,400)	(148,100)
Gain on sale of real estate	—	(149,500)	—
Loss on disposal of fixed assets	—	6,500	700
Gain on noncash donation	(15,300)	—	(4,000)
Increase in cash surrender value of life insurance	(147,200)	(134,600)	(135,500)
Compensation expense on stock options granted	40,400	—	—
Tax benefit of stock options exercised	10,900	9,300	20,900
Changes in:
Deferred loan fees	54,000	(34,100)	32,800
Other assets	(213,400)	(75,000)	(157,500)
Other liabilities	443,000	(255,100)	450,600

Net cash flows from operating activities	3,707,000	2,977,100	3,478,700

Cash flows from investing activities
Purchase of available-for-sale securities	(4,984,900)	(3,108,400)	(4,437,900)
Proceeds from maturities, sales and calls of available-for-sale securities	7,194,200	9,716,600	6,481,500
Purchase of other investments	(2,804,500)	(3,709,300)	(638,300)
Proceeds from maturities, sales and calls of other investments	2,822,700	2,981,300	39,900
Proceeds from sale of real estate	—	323,100	—
Loan originations, net of repayments	(15,141,400)	(17,144,500)	(36,240,200)
Purchase of premises and equipment	(260,800)	(115,200)	(3,552,600)

Net cash flows from investing activities	(13,174,700)	(11,056,400)	(38,347,600)

SHORE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities
Net increase (decrease) in demand deposits	$(13,911,500)	$(2,177,400)	$21,478,200
Net increase (decrease) in time deposits	23,043,800	(1,590,000)	12,368,200
Proceeds from FHLB advances	169,400,000	133,600,000	64,852,000
Repayments of FHLB advances	(168,216,700)	(121,516,700)	(59,768,600)
Proceeds from exercise of stock options	56,200	62,700	14,000
Payment of dividends on common stock	(610,300)	(538,300)	(453,700)

Net cash flows from financing activities	9,761,500	7,840,300	38,490,100

Change in cash and cash equivalents	293,800	(239,000)	3,621,200
Cash and cash equivalents, beginning of year	9,176,000	9,415,000	5,793,800

Cash and cash equivalents, end of year	$9,469,800	$9,176,000	$9,415,000

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,204,300	$4,288,700	$3,167,200
Cash paid during the year for income taxes	$1,220,000	$1,158,500	$1,010,700
Conversion of Trust Preferred Stock investment to common stock	$—	$72,000	75,000

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

The Company’s assets primarily consist of approximately $6.0 million in cash and investments and its investment in the Bank. Currently, the Company does not participate in any other activities outside of controlling the Bank. The Bank provides a full range of banking services to individual and corporate customers through its seven banking offices located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton, Virginia, and the Salisbury/Wicomico County area in Maryland. The Company’s common stock became publicly traded in August 1997, upon completing its subscription rights and initial public offerings, which included the sale of 431,250 shares of common stock.

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

Investments in Federal Home Loan Bank of Atlanta, Federal Reserve Bank of Richmond, Community Bankers’ Bank and Maryland Financial Bank stock are stated at cost, as these securities are restricted and do not have readily determinable fair values.

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

The allowance for loan losses represents an amount management believes is adequate to provide for probable loan losses inherent in the loan portfolio. Management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. This methodology includes analyzing historical loan losses, existing doubtful accounts, the experience of its lenders, growth by loan category, specific loan risk (i.e. construction loans), economic conditions and loan to value considerations. However, risks of future losses cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks are influenced by general economic trends as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses. Additions to the allowance are reflected in current operations. Charge-offs to the allowance are made when the loan is considered uncollectible or is transferred to real estate acquired in settlement of loans.

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

Prior to July 1, 1996, in computing federal income taxes, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income before such deduction or an amount based on a percentage of eligible loans. The applicable percentage of taxable income used for the bad debt deduction was 8%. Effective July 1, 1996, the percentage of taxable income method and the percentage of eligible loans method for determining the bad debt deduction are no longer available. At December 31, 2006, the cumulative bad debt reserve, upon which no taxes have been paid on tax returns, was approximately $1.2 million. Of this amount, $783,000 represents that portion of the cumulative bad debt reserve for which financial statement income taxes have not been provided, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes.

Earnings Per Common Share

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

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

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 13, 2002, the FASB determined that loan commitments related to the acquisition or origination of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarter beginning after April 20, 2002. Accordingly, the Company adopted such accounting on July 1, 2002. The Company did not hold any mortgage loans for sale during the periods reported on in the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents include currency, balances due from banks, interest-earning deposits with maturities of ninety days or less and federal funds sold.

The Company is required to maintain reserves with the Federal Reserve Bank of Richmond. The aggregate daily average reserves required for the final reporting period was $25,000 for each of the years ended December 31, 2006 and 2005, which was satisfied by the Company.

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

Stock Compensation Plans

Prior to January 1, 2006, the Company accounted for stock compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans prior to January 1, 2006 had no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized for them. On January 1, 2006, the Company adopted SFAS 123(r), Share-Based Payment. The standard eliminated the ability to account for share-based compensation transactions under the intrinsic value method and required that such transactions be accounted for using a fair value-based method which results in the recognition of compensation expense in the Company’s statement of income. For the year ended December 31, 2006, the Company recognized $40,300 of such expense.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the Financial Accounting Standards Board (FASB) in December, 2002. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at December 31, 2005 and 2004. Since the fair-value based method was adopted in 2006, no such disclosure is necessary for the year ended December 31, 2006.

	Years Ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$2,675,300	$2,352,800
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116,600)	(60,200)

Pro forma net income	$2,558,700	$2,292,600

Earnings per share:
Basic—as reported	$1.08	$0.95

Basic—pro forma	$1.03	$0.93

Diluted—as reported	$1.06	$0.93

Diluted—pro forma	$1.01	$0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	1.90%	1.90%	1.44%
Expected life (years)	5.5	5.5	5.6
Expected volatility	25.00%	25.00%	25.00%
Risk-free interest rate	4.65%	4.65%	4.30%

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

Reclassifications

Certain reclassifications of the prior years’ information have been made to conform to the December 31, 2006 presentation.

Accounting Changes

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted, but the Company did not adopt the recognition provisions of this standard until January 1, 2006. The disclosure provisions were adopted in previous years. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations, and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities, and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 30, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact, if any, that adoption may have on its financial statements.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. “This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to other specified standards; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, that adoption will have on its financial statements.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES

A summary of the amortized cost and estimated fair values of investment securities is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006

Available-for-sale
Debt securities:
United States government and agency obligations	$12,942,200	$1,200	$(204,300)	$12,739,100
Tax-exempt municipal bonds	6,414,400	21,200	(21,700)	6,413,900
Corporate bonds	2,003,300	18,600	—	2,021,900
Mortgage-backed securities	1,262,600	—	(41,300)	1,221,300
Adjustable Rate Mortgage Fund	—	—	—	—

Total debt securities	22,622,500	41,000	(267,300)	22,396,200

Marketable equity securities:
Federal Home Loan Mortgage
Corporation common stock	232,400	52,800	—	285,200
Citigroup preferred stock	1,032,900	—	(23,900)	1,009,000
Consolidated Edison preferred stock	271,500	6,000	—	277,500
Federal Home Loan Mortgage Corporation preferred stock	340,400	—	(7,900)	332,500
HBSC preferred stock	126,500	3,100	—	129,600
Goldman Sachs preferred stock	125,800	4,800	—	130,600
Virginia Savings Bank Convertible PS	1,000,000	—	—	1,000,000
Other equity securities	2,039,300	375,200	(9,800)	2,404,700

Total marketable equity securities	5,168,800	441,900	(41,600)	5,569,100

	27,791,300	482,900	(308,900)	27,965,300

Other investment securities:
Federal Home Loan Bank Stock	2,075,500	—	—	2,075,500
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	63,300	—	—	63,300
Banker’s Title of Hampton Roads	13,300	—	6,700	20,000
VBA Investment Services	145,800	—	(132,500)	13,300
Maryland Financial Bank	20,000	—	125,800	145,800

	2,442,700	—	—	2,442,700

	$30,234,000	$482,900	$(308,900)	$30,408,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005

Available-for-sale
Debt securities:
United States government and agency obligations	$17,545,800	$13,400	$(272,600)	$17,286,600
Tax-exempt municipal bonds	3,996,300	5,800	(14,000)	3,988,100
Corporate bonds	2,007,700	52,300	—	2,060,000
Mortgage-backed securities	1,527,500	—	(36,000)	1,491,500
Adjustable Rate Mortgage Fund	816,800	—	(19,500)	797,300

Total debt securities	25,894,100	71,500	(342,100)	25,623,500

Marketable equity securities:
Federal Home Loan Mortgage
Corporation common stock	232,400	42,100	—	274,500
Citigroup preferred stock	1,032,900	10,500	(9,400)	1,034,000
Consolidated Edison preferred stock	271,500	—	(1,600)	269,900
Federal Home Loan Mortgage Corporation preferred stock	340,400	—	(3,300)	337,100
HBSC preferred stock	126,500	1,300	—	127,800
Goldman Sachs preferred stock	125,800	1,700	—	127,500
Other equity securities	1,758,300	356,700	(19,400)	2,095,600

Total marketable equity securities	3,887,800	412,300	(33,700)	4,266,400

	29,781,900	483,800	(375,800)	29,889,900

Other investment securities:
Federal Home Loan Bank Stock	2,093,700	—	—	2,093,700
Federal Reserve Bank Stock	124,800	—	—	124,800
Community Bankers’ Bank	63,300	—	—	63,300
Banker’s Title of Hampton Roads	13,300	—	—	13,300
VBA Investment Services	145,800	—	—	145,800
Maryland Financial Bank	20,000	—	—	20,000

	2,460,900	—	—	2,460,900

	$32,242,800	$483,800	$(375,800)	$32,350,800

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2006 by contractual maturity are shown below:

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$6,001,500	$5,938,800
Due after one year through five years	8,803,300	8,660,400
Due after five years through ten years	4,931,900	4,930,800
Due after ten years	2,885,800	2,866,200

	$22,622,500	$22,396,200

At December 31, 2006 and 2005, investment securities with a carrying value of approximately $974,000 and $1.6 million, respectively, were pledged as collateral for public deposits.

For the years ended December 31, 2006, 2005 and 2004, proceeds from the sales of securities available for sale amounted to $1.4 million, $1.5 million and $1.0 million, respectively. Gross realized gains amounted to $231,000, $189,000 and $182,000, respectively, while gross realized losses were $21,000, $23,000 and $34,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $77,000, $56,000 and $50,000, respectively.

The following table summarizes the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and agency obligations	$—	$—	$11,765,400	$(204,300)	$11,765,400	$(204,300)
Tax-exempt municipal bonds	2,626,500	(14,400)	1,003,100	(7,300)	3,629,600	(21,700)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed securities	—	—	1,221,300	(41,300)	1,221,300	(41,300)
Adjustable Rate Mortgage Fund	—	—	—	—	—	—

Subtotal, debt securities	2,626,500	(14,400)	13,989,800	(252,900)	16,616,300	(267,300)

Federal Home Loan Mortgage
Corporation common stock	—	—	—	—	—	—
Preferred stock	505,000	(3,600)	836,500	(28,200)	1,341,500	(31,800)
Other equity securities	90,000	(4,100)	70,400	(5,700)	160,400	(9,800)

Subtotal, equity securities	595,000	(7,700)	906,900	(33,900)	1,501,900	(41,600)

Total temporarily impaired securities	$3,221,500	$(22,100)	$14,896,700	$(286,800)	$18,118,200	$(308,900)

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVESTMENT SECURITIES (Concluded)

There are a total of thirty-three securities that have unrealized losses as of December 31, 2006: twelve United States government and agency securities, three United States agency MBS securities, eight municipal securities, three preferred stock securities, seven equity securities. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The preferred stock category represents ownership in three reputable companies whose credit ratings remain strong as measured by Moody’s and S&P. The losses in the equity securities, including the FHLMC common stock, represent normal swings in the equity markets. The impairment is the result of interest rate market conditions and there is a high probability of full recovery of investment. The Company maintains the ability and intent to hold all securities for the foreseeable future.

Other investment securities are accounted for using the cost method and are not included in the evaluation of impairment. However, these investments were reviewed by management and no identified events or changes in circumstances were identified that may have a significant adverse effect on their fair value.

NOTE 4—LOANS RECEIVABLE

Loans receivable are summarized below:

	December 31,
	2006	2005
Real estate loans:
Coventional mortgage:
Secured by one-to-four family residences	$80,245,200	$71,721,300
Commercial mortgages	64,698,400	61,916,600
Land	31,645,000	25,524,400
Short-term construction	9,160,600	14,966,200
Home equity lines of credit	14,742,800	15,293,100
Consumer loans	3,380,800	2,559,000
Commercial loans:
Secured	5,348,200	6,154,000
Unsecured	4,333,500	3,435,500

Total loans	213,554,500	201,570,100
Less:
Loans in process	2,820,100	5,940,600
Deferred loan fees (costs), net	136,400	82,300
Allowance for loan losses	2,872,800	2,850,700

	$207,725,200	$192,696,500

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LOANS RECEIVABLE (Concluded)

The allowance for loan losses is summarized below:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$2,850,700	$2,404,500	$2,002,500
Provision charged to expense	58,700	303,700	418,800
(Charge-offs) recoveries, net	(36,600)	142,500	(16,800)

Balance at end of the period	$2,872,800	$2,850,700	$2,404,500

At December 31, 2006, the Bank identified $3,000 of loans as impaired as defined by generally accepted accounting principles. However, the Bank did not allocate a valuation allowance for this loan at December 31, 2006. At December 31, 2005, the Bank identified $314,000 of loans as impaired as defined by generally accepted accounting principles. Impaired loans at December 2005 had a valuation allowance allocation of $47,000. At December 31, 2004, no loans were identified by the Bank as impaired and, accordingly, no specific allowances were provided with respect to impaired loans. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was $155,000, $100,000 and $30,000, respectively, and interest income recognized on impaired loans, all on the cash basis, was approximately $5,000, $15,000 and $11,000, respectively. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2006, nonaccrual loans were $931,300 and no loans existed that are past due 90 days or more and still accruing interest.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$739,500	$739,500
Buildings	6,845,900	6,845,900
Furniture and fixtures	2,322,400	2,272,400
Computer equipment & software	904,800	897,000
Automobiles	145,200	89,100
Construction in process	59,300	6,100

	11,017,100	10,850,000
Less—accumulated depreciation	(3,972,800)	(3,385,400)

	$7,044,300	$7,464,600

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $681,200, $666,400 and $511,300, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DEPOSITS

Deposits accounts are summarized below:

	December 31,
	2006	2005
Demand deposits:
Noninterest-bearing	$25,554,500	$28,864,700

Interest-bearing:
Savings accounts	19,155,500	21,960,200
Checking accounts	24,561,300	27,343,500
Money market deposit accounts	17,108,700	25,714,900

Total interest-bearing	60,825,500	75,018,600

Total demand deposits	86,380,000	103,883,300
Time deposits	111,722,800	85,086,400

	$198,102,800	$188,969,700

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $28.6 million and $19.2 million at December 31, 2006 and 2005, respectively.

Time deposits outstanding at December 31, 2006 mature as follows:

Within one year	$78,464,200
One to two years	16,136,300
Two to three years	5,068,000
Three to four years	8,458,000
Four to five years	2,706,000
Thereafter	890,300

$111,722,800

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank’s financial instruments as of December 31, 2006 and 2005 are as follows:

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2006

Financial assets
Cash and cash equivalents	$9,470	$9,470
Securities	$30,408	$30,408
Loans, net of allowance for loan losses	$207,725	$208,046
Accrued interest receivable	$1,140	$1,140
Financial liabilities
Deposits	$198,103	$197,590
Advances from Federal Home Loan Bank	$35,233	$35,078
Accrued interest payable	$594	$594
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

December 31, 2005

Financial assets
Cash and cash equivalents	$9,176	$9,176
Securities	$32,351	$32,351
Loans, net of allowance for loan losses	$192,697	$194,924
Accrued interest receivable	$1,008	$1,008
Financial liabilities
Deposits	$188,970	$188,842
Advances from Federal Home Loan Bank	$34,050	$34,460
Accrued interest payable	$181	$181
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

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

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings (“advances”) from the Federal Home Loan Bank (“FHLB”) are scheduled to mature as follows:

	December 31,
	2006	2005
Within one year	$24,750,000	$27,500,000
One to two years	3,000,000	2,000,000
More than two years	7,483,300	4,550,000

	$35,233,300	$34,050,000

Information regarding FHLB advances is summarized below:

	Years Ended December 31,
	2006	2005
Monthly average balance of borrowings outstanding	$33,667,800	$28,601,000
Maximum month-end balance of borrowings outstanding	$42,683,300	$37,066,700

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK (Concluded)

The weighted average interest rate on advances was 4.92%, 3.59% and 1.97% for the years ended December 31, 2006, 2005 and 2004, respectively. These advances are collateralized by the Bank’s investment in FHLB stock, qualifying real estate loans with a principal balance of approximately $94.5 million, and government agency and mortgage-backed securities with a fair market value of approximately $8.4 million held under a specific collateral agreement. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $64.4 million at December 31, 2006. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2006 the Bank had sufficient collateral pledged to borrow a total of approximately $77.6 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement.

NOTE 9—OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense consists of the following:

	Years Ended December 31,
	2006	2005	2004
Other noninterest income
Credit life commissions	$1,300	$2,100	$9,700
Income from real estate held for investment	24,100	31,600	41,400
Safe deposit box rental	20,700	21,200	21,600
Increase in BOLI cash surrender value	147,100	134,700	135,500
Gain on disposal of fixed assets	300	—	1,400
Miscellaneous fees and commissions	75,100	67,300	69,100

	$268,600	$256,900	$278,700

Other noninterest expense
Education and seminars	$65,900	$39,200	$30,100
Personnel costs	93,300	77,700	55,800
Travel	46,900	34,300	23,400
Courier cost	27,000	26,700	27,900
Supervisory fees	48,000	30,400	40,800
Loan costs	43,000	48,300	51,500
ATM/VISA check card fees	106,200	95,700	79,400
Internet banking fees	180,400	154,700	105,600
Insurance	41,500	36,200	36,500
Bank service charges	72,300	70,900	69,100
Deposit account write-offs	7,700	26,300	79,000
REO property expense	—	—	2,400
Loss on disposal of fixed assets	—	6,500	—
Miscellaneous	34,900	39,900	35,500

	$767,100	$686,800	$637,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The provision for income taxes (benefit) is summarized below:

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$1,413,300	$1,378,300	$960,900
State	—	2,000	11,700

	1,413,300	1,380,300	972,600

Deferred
Federal	(257,400)	(187,500)	38,100
State	—	—	—

	(257,400)	(187,500)	38,100

Total
Federal	1,155,900	1,190,800	999,000
State	—	2,000	11,700

	$1,155,900	$1,192,800	$1,010,700

	December 31,
	2006	2005
Deferred tax asset
Bad debts and other provisions	$976,000	$960,000
Unrealized loss on securities available for sale	—	—
Other	98,300	2,900

Total deferred tax asset	1,074,300	962,900

Deferred tax liability
FHLB stock	70,000	70,000
Depreciation	285,000	431,000
Unrealized gain on securities available for sale	59,000	36,000
Other	—	—

Total deferred tax liability	414,000	537,000

Net deferred tax asset	$660,300	$425,900

The differences between expected federal and state income tax expense at statutory rates to actual income tax expense are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax expense—at statutory rate	$1,390,000	$1,315,000	$1,144,000
Tax effect of:
Tax exempt interest income	(53,000)	(50,000)	(57,000)
BOLI cash surrender value increase	(50,000)	(46,000)	(46,000)
Dividends received deduction	(58,000)	(42,000)	(38,000)
Other, net	(73,100)	15,800	7,700

	$1,155,900	$1,192,800	$1,010,700

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$28,060	15.09%	$14,879	8.00%	$	N/A	N/A
Shore Bank	23,471	12.97%	14,473	8.00%		18,091	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$25,611	13.77%	$7,440	4.00%	$	N/A	N/A
Shore Bank	21,180	11.71%	7,236	4.00%		10,855	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$25,611	9.93%	$10,319	4.00%	$	N/A	N/A
Shore Bank	21,180	8.27%	10,247	4.00%		12,809	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$25,433	14.53%	$13,999	8.00%	$	N/A	N/A
Shore Bank	21,500	12.54%	13,720	8.00%		17,150	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$23,120	13.21%	$6,999	4.00%	$	N/A	N/A
Shore Bank	19,345	11.28%	6,860	4.00%		10,290	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$23,120	9.44%	$9,799	4.00%	$	N/A	N/A
Shore Bank	19,345	7.97%	9,708	4.00%		12,135	5.00%

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

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends was $3.3 million. Accordingly, $18.2 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006.

During the year ended December 31, 2006, the Company paid quarterly cash dividends of $0.058 per share for the first, second and third quarters and $0.07 per share for the fourth quarter. During the year ended December 31, 2005, the Company paid quarterly cash dividends of $0.05 per share for the first and second quarters and $0.058 per share for the third and fourth quarters. During the year ended December 31, 2004, the Company paid quarterly cash dividends of $0.042 per share for the first and second quarters and $0.05 per share for the third and fourth quarters. During August 2006, the Company effected a six-for-five stock split. All 2004, 2005 and 2006 dividends per share have been adjusted to reflect the August 2006 stock split. On January 9, 2007, the Company declared a $0.07 per share quarterly cash dividend paid on February 1, 2007 to shareholders of record on January 24, 2007.

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

Employees may elect to defer 2%-15% of their compensation, with the Company making matching contributions equal to 100% of the first 3% of compensation deferred, and 50% of the next 3%. Matching contributions made by the Company under the Plan totaled approximately $107,900, $87,600 and $66,300 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company may also elect to make discretionary contributions to the Plan. Accordingly, $120,000, $106,000 and $96,000 of such contributions were made during the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Option Plans

The Company currently has one stock option plan for employees in effect—the 2001 Stock Incentive Plan (the “2001 Plan”). The 1992 Stock Option Plan expired, but certain options deemed earned are still exercisable.

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

The 2001 Plan, approved by the Company’s shareholders on April 17, 2001, provides up to 388,800 shares of common stock (as adjusted for the December 2003 20% stock dividend and August 2006 six-for-five stock split) for granting restricted stock awards and stock options in the form of incentive stock options and nonstatutory stock options to employees of the Company. The 2001 Plan also provides for the granting of restricted stock awards. The 2001 Plan expires on April 16, 2011.

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

During the year ended December 31, 2006, the Company did not grant incentive stock options under the 2001 Plan. During the years ended December 31, 2005 and 2004, the Company granted 30,554 and 18,206 incentive stock options under the 2001 Plan at an average exercise price of $15.58 and $13.50, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company granted 10,330, 10,560 and 10,020 nonqualified stock options under the 2001 plan at an average exercise price of $14.86, $16.40 and $13.50, respectively.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

The following table represents options outstanding under the Stock Plans:

	Years Ended December 31,
	2006			2005		2004
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding—beginning of year	136,057	$10.85		111,479	$8.43	86,408	$6.53
Granted	10,380	14.86		41,114	15.79	28,226	13.50
Exercised	(8,328)	(6.74)		(14,898)	6.22	(1,872)	7.49
Forfeited	(620)	15.19		(1,638)	12.61	(1,284)	11.11

Outstanding—end of year	137,489	$11.25	$475,300	136,057	$10.85	111,479	$8.43

Exercisable—end of year	136,529	$11.25	$477,500	134,857	$10.84	111,479	$8.43

Weighted average fair value of options granted		$3.89			$4.30		$3.23

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $66,100, $100,800 and $11,600, respectively.

Nonvested Shares	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,200	$4.30
Granted	10,380	3.89
Vested	(10,620)	3.90
Forfeited	—	—

Nonvested at December 31, 2006	960	$4.30

As of December 31, 2006, there was $6,365 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period 3.17 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $40,900, $172,500 and $91,200 respectively.

Total compensation cost of share-based payment arrangements recognized in income during 2006 was $40,400. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $13,700 for 2006.

Cash received from option exercises under share-based payment arrangements for 2006, 2005 and 2004 was $56,200, $47,000 and $14,000, respectively. Tax deductions from option exercises of share-based arrangements received during 2006, 2005 and 2004 was $10,900, $9,300 and $3,900, respectively. During 2004 and 2006, no outstanding shares were exchanged towards the exercise of stock options, while 1,492 outstanding shares were exchanged towards the exercise of stock options during 2005.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS (Concluded)

Other information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.01 – $ 8.90	61,209	4.71	$7.01	61,209	$7.01
$13.50 – $16.40	76,280	6.18	$14.88	76,040	$14.84

Outstanding at end of year	137,489			137,249

NOTE 13—RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to and receives deposits from directors, officers and other related parties. Loans to employees are made on substantially the same terms as those prevailing at the time for comparable transactions with other borrowers, except that the interest rate is reduced by a stated amount for primary residence loans, as long as such person remains employed by the Bank. At December 31, 2006, total deposit balances outstanding of related parties were $1.4 million. A summary of related party loan activity for the periods indicated is as follows:

Balance, December 31, 2005	$2,945,000
Originations	2,104,300
Repayments	(599,900)

Balance, December 31, 2006	$4,449,400

The Bank has a lease agreement with the Bank’s former Chairman of the Board of Directors to lease a lot at Four Corners Plaza, Onley, Virginia, for $2,000 per month expiring in 2009 with two five-year renewals. Each renewal will be at the option of the Bank and the leases will be based on the previous lease rate, after being adjusted for changes in the consumer price index. Shore Investments Inc. has a lease agreement with a partnership whereby the Company’s Chairman of the Board is the majority partner. The lease is for property located in Accomac, Virginia at $1,000 per month expiring in 2010 with two five-year renewal options available if the Bank chooses to exercise them. The Bank has a lease agreement with a director for two billboard signs at $400 per month each that expires in August 2007.

All related party transactions were consummated in terms equivalent to those that prevail in arm’s length transactions.

NOTE 14—COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS

Minimum future lease payments for these operating leases are as follows:

Years Ending December 31,
2007	$76,000
2008	62,700
2009	22,000
2010	6,000
2011	—

$166,700

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS (Concluded)

Rental expense under operating leases was $49,400, $30,600 and $47,600 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include single-family residences, other residential property, commercial property and land. At December 31, 2006 and 2005, the Bank had outstanding commitments to originate loans, including outstanding construction loan commitments, with variable interest rates of approximately $8.4 million and $15.5 million, respectively. In addition, unused lines of credit, primarily at variable rates, amounted to approximately $36.2 million and $31.3 million at December 31, 2006 and 2005, respectively. Standby letters of credit at December 31, 2006 and 2005 were $984,000 and $1.3 million, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2006	2005	2004
Net income (numerator, basic and diluted)	$2,933,100	$2,675,300	$2,352,800
Weighted average shares outstanding (denominator)	2,492,100	2,485,100	2,474,900

Earnings per common share—basic	$1.18	$1.08	$0.95

Effect of dilutive securities:

Weighted average shares outstanding	2,492,100	2,485,100	2,474,900
Effect of stock options	30,500	36,200	40,600

Diluted average shares outstanding (denominator)	2,522,600	2,521,300	2,515,500

Earnings per common share—assuming dilution	$1.16	$1.06	$0.94

NOTE 16—PARENT COMPANY

Since its inception, the Company’s business activities have been limited to investment activities related to the Bank and its excess cash. Dividends and management fees from the Bank and investment income represent the only sources of funds for the Company. Certain restrictions exist that limit the amount of dividends the Bank may declare without obtaining regulatory approval. At December 31, 2006, the Bank had approximately $3.3 million available to declare in dividends under existing regulatory guidelines.

The Company’s primary costs consist of its employees’ compensation expense, board of director’s expenses, public reporting requirements and annual fees associated with being a public company. During the years ended December 31, 2006, 2005 and 2004, the Bank paid the Company management fees of $480,000, $431,000 and $410,000, respectively, for its proportion of operating costs.

The Company’s condensed balance sheets as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for years ended December 31, 2006, 2005 and 2004 are provided below:

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash and due from banks	$682,000	$320,000
Securities available-for-sale	5,224,000	3,943,000
Investment in Shore Bank	21,464,500	19,647,000
Other assets	169,500	140,000

Total assets	$27,540,000	$24,050,000

Liabilities and Stockholders’ Equity
Liabilities	$1,414,000	$421,000
Stockholders’ equity	26,126,000	23,629,000

Total liabilities and stockholders’ equity	$27,540,000	$24,050,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—PARENT COMPANY (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004
Income
Dividends from Shore Bank	$1,000,000	$500,000	$—
Management Fees from Shore Bank	480,000	431,000	410,000
Investment income	239,000	171,000	162,000
Gain on sales of securities	246,000	185,000	149,000

Total income	1,965,000	1,287,000	721,000

Expenses
Compensation and benefits	441,000	412,000	418,000
Directors’ fees	81,000	93,000	77,000
Accounting and professional fees	147,000	97,000	75,000
Other	137,000	73,000	72,000

Total expenses	806,000	675,000	642,000

Income before income taxes and equity in undistributed net income of subsidiary	1,159,000	612,000	79,000
Income tax expense	—	—	—

Income before equity in undistributed net income of subsidiary	1,159,000	612,000	79,000
Equity in undistributed net income of subsidiary (1)	1,774,000	2,063,000	2,274,000

Net income	$2,933,000	$2,675,000	$2,353,000

(1)	Amount in parentheses represents the excess of dividends declared over net income of subsidiary.

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$2,933,000	$2,675,000	$2,353,000
Equity in undistributed net income of subsidiary	(1,774,000)	(2,063,000)	(2,274,000)
Other non-cash transactions	14,200	—	10,000
Gain on sale of securities	(246,000)	(185,000)	(149,000)
Tax benefit from stock options	11,000	9,000	21,000
Compensation expense for stock options granted	40,000	—	—
Change in other assets	(29,800)	(9,000)	7,000
Change in other liabilities	18,000	9,000	(13,000)

Cash flows from operating activities	966,400	436,000	(45,000)

Investing Activities
Proceeds from sale of available-for-sale securities	593,000	855,000	885,000
Purchase of available-for-sale securities	(1,643,000)	(877,000)	(598,000)
Sale of premises and equipment	—	—	266,000
Other investing activities	—	—	—

Cash flows from investing activities	(1,050,000)	(22,000)	553,000

Financing Activities
Proceeds from exercise of common stock options	56,000	72,000	14,000
Proceeds from borrowings	1,000,000	—	—
Payment of dividends on common stock	(610,400)	(538,000)	(454,000)

Cash flows from financing activities	445,600	(466,000)	(440,000)

Change in cash and cash equivalents	362,000	(52,000)	68,000

Cash and cash equivalents, beginning of period	320,000	372,000	304,000

Cash and cash equivalents, end of period	$682,000	$320,000	$372,000

SHORE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—QUARTERLY CONDENSED STATEMENTS OF INCOME—UNAUDITED

Quarterly Condensed Statements of Income—Unaudited

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,495,800	$3,774,500	$3,852,100	$3,990,100
Net interest income after provision for loan losses	2,102,500	2,093,900	2,045,400	2,194,500
Noninterest income	795,400	842,200	838,500	915,800
Noninterest expense	1,890,700	1,869,100	1,911,600	2,067,800
Income before income taxes	1,007,200	1,067,000	972,300	1,042,500
Net income	695,000	736,200	670,900	831,000
Earnings per common share—diluted	0.27	0.29	0.27	0.33
Dividends per common share	0.058	0.058	0.058	0.070

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,022,900	$3,115,200	$3,311,400	$3,401,000
Net interest income after provision for loan losses	1,994,900	1,964,700	2,058,900	2,114,300
Noninterest income	522,200	563,900	672,600	620,700
Noninterest expense	1,600,500	1,639,100	1,716,900	1,687,600
Income before income taxes	916,600	889,500	1,014,600	1,047,400
Net income	631,100	613,700	700,100	730,400
Earnings per common share—diluted	0.25	0.24	0.28	0.29
Dividends per common share	0.050	0.050	0.058	0.070

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

	Virginia	Maryland	Other	Elimination of Intersegment Transactions	Total
	(In thousands)
Net Interest Income:
Year ended December 31, 2006	$6,400	$1,752	$(377)	$720	$8,495
Year ended December 31, 2005	$6,174	$1,690	$590	$(18)	$8,437
Year ended December 31, 2004	$5,254	$1,323	$1,297	$(452)	$7,422

Assets:
December 31, 2006	$198,692	$49,441	$43,531	$(30,988)	$260,676
December 31, 2005	$186,922	$46,145	$45,042	$(30,690)	$247,419

NOTE 19—BRANCH DEPOSIT ACQUISITION

On December 13, 2002, the Bank acquired certain assets and assumed certain liabilities of the Salisbury, Maryland branch of Susquehanna Bank, a wholly-owned subsidiary of Susquehanna Bankshares Inc. The approximate fair value of the net assets acquired and deposit liabilities assumed amounted to $50,000 and $17.5 million, respectively. The Bank realized proceeds of approximately $16.8 million from the transaction, net of a deposit premium intangible of $620,000. The Bank is amortizing this intangible over ten years. During the years ended December 31, 2006, 2005 and 2004, the Bank realized amortization expense of $62,000, $62,000 and $62,000 respectively, on this asset and the accumulated amortization for the periods then ended was $248,000, $186,000 and $124,000, respectively.

NOTE 20—COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Net income	$2,933,100	$2,675,300	$2,352,800
Other comprehensive income (loss)	68,200	(539,400)	(176,200)

Total comprehensive income	$3,001,300	$2,135,900	$2,176,600

The components of other comprehensive income are as follows for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$316,000	$(674,600)	$(127,900)
Less: reclassification adjustment for gain included in income	(210,000)	(166,400)	(148,100)

Total other comprehensive gain (loss) before tax effect	106,000	(841,000)	(276,000)

Tax benefit (expense)	(37,800)	301,600	99,800

Net unrealized gain (loss)	$68,200	$(539,400)	$(176,200)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Shore Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shore Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shore Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia

March 13, 2007

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following provides information on the only executive officer of the Company who is not a director of the Company and is not included in the Proxy Statement:

Name	Age	Position
Steven M. Belote	41	Vice President, Chief Financial Officer and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Other than as specified above, and pursuant to General Instructions E(3), the information called for by Part III, Items 10. through 14., are incorporated herein by reference from the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on April 17, 2007, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 44 thru 87:

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Registrant, as amended.*****

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

10.5	Form of Employment Agreement between the Company and each of J. Anderson Duer, Jr. and Steven M. Belote.

11.0	Earnings Per Share Computation.**

13.0	2006 Annual Report to Shareholders (filed herewith).

21.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business” or the required information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.

**	Information required herein is incorporated by reference from Note 15 on page 58 of the financial statements attached hereto to this Form 10-K.
***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.
*****	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed by the Company with the Commission on September 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE FINANCIAL CORPORATION

By:	/s/ SCOTT C. HARVARD
Scott C. Harvard
President and Chief Executive Officer

Dated: March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HENRY P. CUSTIS, JR. Henry P Custis, Jr.	Chairman of the Board and Director	March 20, 2007

/s/ SCOTT C. HARVARD Scott C. Harvard	President (Principal Executive Officer) and Director	March 20, 2007

/s/ STEVEN M. BELOTE Steven M. Belote	Vice President (Principal Financial and Accounting Officer)	March 20, 2007

/s/ TERRELL E. BOOTHE Terrell E. Boothe	Director	March 20, 2007

/s/ D. PAGE ELMORE D. Page Elmore	Director	March 20, 2007

/s/ RICHARD F. HALL, III Richard F. Hall, III	Director	March 20, 2007

/s/ LLOYD J. KELLAM, III Lloyd J. Kellam, III	Director	March 20, 2007

/s/ L. DIXON LEATHERBURY L. Dixon Leatherbury	Director	March 20, 2007