Form 10-Q
period 2007-03-31
SHORE FINANCIAL CORP
filed 2007-05-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2007

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                        Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                Virginia                             54-1873994
     --------------------------------           ----------------------
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)           Identification Number)
      25253 Lankford Highway
          Onley, Virginia                              23418
    ---------------------------------           ----------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer ____ Non-accelerated filer_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes___ No_X_
                           APPLICABLE ONLY TO ISSUERS
       INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  Yes___ No___

Number of shares of Common Stock outstanding as of May 11, 2007:  2,499,487

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                       Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006

                       Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006

                       Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2007 and 2006

                       Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006

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

                                   SIGNATURES

Item 1 - Consolidated Financial Statements (Unaudited)



                                      Consolidated Statements of Financial Condition


                                                                              March 31,               December 31,
                                                                                2007                      2006
-------------------------------------------------------------------------------------------------------------------------

                                            ASSETS


Cash (including interest-earning deposits of
      approximately $2,390,800 and $2,267,000, respectively)             $   12,309,800             $   9,469,800
Investment securities:
      Available-for-sale (amortized cost of $27,913,900 and
           $27,791,300, respectively)                                        28,003,900                27,965,300
      Other investments, at cost                                              2,361,900                 2,442,700
Loans receivable, net                                                       210,047,800               207,725,200
Premises and equipment, net                                                   7,105,800                 7,044,300
Other assets                                                                  6,167,900                 6,028,700
                                                                      ---------------------------------------------------

                                                                         $  265,997,100             $ 260,676,000
                                                                      ===================================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
           Interest-bearing                                              $  179,119,500             $ 172,548,300
           Noninterest-bearing                                               28,192,200                25,554,500
                                                                      ---------------------------  ----------------------
                Total deposits                                              207,311,700               198,102,800

Advances from Federal Home Loan Bank                                         31,216,700                35,233,300
Other liabilities                                                               915,400                 1,213,600
                                                                      ---------------------------------------------------
                Total liabilities                                           239,443,800               234,549,700
                                                                      ---------------------------------------------------

Stockholders' equity
      Preferred stock, par value $1 per share, 500,000
           shares authorized; none issued and
           outstanding                                                             -                         -
      Common stock, par value $.275; 6,000,000
           shares authorized; 2,499,487 and
           2,497,327 issued and outstanding, respectively                       687,400                   686,800
      Additional capital                                                      8,392,200                 8,372,600
      Retained earnings                                                      17,415,700                16,953,400
      Accumulated other comprehensive income                                     58,000                   113,500
                                                                      ---------------------------------------------------
                Total stockholders' equity                                   26,553,300                26,126,300
                                                                      ---------------------------------------------------

                                                                         $  265,997,100             $ 260,676,000
                                                                      ===================================================


    The accompanying notes are an integral part of these financial statements.



                                       Consolidated Statements of Income

                                                                         Three Months Ended March 31,
                                                                -----------------------------------------------
                                                                          2007                     2006
---------------------------------------------------------------------------------------------------------------


Interest and dividend income
      Loans                                                     $         3,571,500        $         3,134,900
      Investments
            Taxable interest                                                221,500                    277,900
            Tax-exempt interest                                              60,300                     32,600
            Dividends                                                        73,400                     50,400
                                                                -----------------------------------------------
                   Total interest and dividend income                     3,926,700                  3,495,800
                                                                -----------------------------------------------

Interest expense
      Deposits                                                            1,462,700                    933,300
      FHLB/other advances                                                   396,100                    420,100
                                                                -----------------------------------------------
                   Total interest expense                                 1,858,800                  1,353,400
                                                                -----------------------------------------------

Net interest income                                                       2,067,900                  2,142,400

Provision for loan losses                                                       600                     16,000
                                                                -----------------------------------------------

Net interest income after
      provision for loan losses                                           2,067,300                  2,126,400
                                                                -----------------------------------------------

Noninterest income
      Deposit account fees                                                  526,400                    568,700
      Loan fees                                                              35,500                     27,000
      Mortgage banking fees                                                  67,500                     29,600
      Commissions on investment brokerage sales                              92,000                     78,400
      Gains on sales of securities                                           46,600                          -
      Other                                                                  61,300                     67,800
                                                                -----------------------------------------------
                   Total noninterest income                                 829,300                    771,500
                                                                -----------------------------------------------

Noninterest expense
      Compensation and employee
            benefits                                                      1,023,800                    918,100
      Occupancy and equipment                                               427,100                    432,500
      Data processing                                                       202,400                    212,400
      Professional fees                                                      99,600                     95,300
      Advertising and promotion                                              36,400                     29,700
      Other                                                                 184,000                    202,700
                                                                -----------------------------------------------
                   Total noninterest expense                              1,973,300                  1,890,700
                                                                -----------------------------------------------

Income before income taxes                                                  923,300                  1,007,200

Income taxes                                                                286,200                    312,200
                                                                -----------------------------------------------

Net income                                                      $           637,100        $           695,000
                                                                ===============================================

Cash Dividends Declared Per Share                               $              0.07        $              0.06
                                                                ===============================================

Earnings Per Common Share:
            Basic (1)                                           $              0.26        $              0.28
                                                                ===============================================

            Diluted (1)                                         $              0.25        $              0.28
                                                                ===============================================

(1) The March 2006 amounts have been retroactively adjusted to reflect the August 2006 six-for-five stock split.


    The accompanying notes are an integral part of these financial statements.


                                        Consolidated Statements of Stockholders' Equity


---------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                                                                     Other
                                      Number of      Common       Additional       Retained      Comprehensive
                                        Shares        Stock         Capital        Earnings      Income (Loss)        Total
                                      -----------  ------------------------------------------------------------------------------


Balance, December 31, 2005             2,074,207    $  684,500    $  8,267,400    $ 14,631,400    $      45,300    $  23,628,600

Common stock cash dividend
    declared                                -             -               -           (145,200)            -            (145,200)

Exercise of stock options                  2,160           700          53,200            -                -              53,900

Tax benefit associated with the
    exercise of stock options               -             -              8,100            -                -               8,100

Repurchase of common stock                  -             -               -               -                -                -

Comprehensive income (loss)                 -             -               -            695,000          (42,700)         652,300
                                      -----------  ------------------------------------------------------------------------------

Balance, March 31, 2006                2,076,367    $  685,200    $  8,328,700    $ 15,181,200    $       2,600    $  24,197,700
                                      ===========  ==============================================================================

Balance, December 31, 2006             2,497,327       686,800       8,372,600      16,953,400          113,500       26,126,300

Common stock cash dividend
    declared                                -             -               -           (174,800)            -            (174,800)

Exercise of stock options                  2,160           600          13,900            -                -              14,500

Tax benefit associated with the
    exercise of stock options               -             -              5,700            -                -               5,700

Comprehensive income                        -             -               -            637,100          (55,500)         581,600
                                      -----------  ------------------------------------------------------------------------------

Balance, March 31, 2007                2,499,487    $  687,400    $  8,392,200    $ 17,415,700    $      58,000    $  26,553,300
                                      ===========  ==============================================================================






    The accompanying notes are an integral part of these financial statements.



                            Consolidated Statements of Cash Flows


                                                               Three Months Ended March 31,
                                                             ----------------------------------
                                                                  2007              2006
-----------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                               $       637,100    $      695,000
    Adjustments to reconcile to net cash
       provided by operating activities:
          Provision for loan losses                                      600            16,000
          Depreciation and amortization                              181,300           189,300
          Amortization of premium and accretion
             of discount on securities, net                           (2,400)            2,600
          Gain on sale of investment securities                      (46,600)                -
          Gain on noncash donation                                         -                 -
          Increase in cash surrender value of life insurance         (38,400)          (35,700)
          Compensation expense on stock options granted                    -                 -
          Tax benefit of stock options exercised                       5,700             8,100
          Changes in:
             Deferred loan fees                                       59,800            25,600
             Other assets                                            (88,500)          (22,700)
             Other liabilities                                      (298,200)         (238,000)
                                                             ----------------------------------
             Net cash flows from operating activities                410,400           640,200
                                                             ----------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                       (349,900)       (1,728,700)
    Proceeds from maturities, sales and calls of
       available-for-sale securities                                 276,200         1,085,400
    Purchase of other investments                                   (483,100)         (868,400)
    Proceeds from maturities, sales and calls of
       other investments                                             563,900           756,100
    Loan originations, net of repayments                          (2,382,900)       (7,543,100)
    Purchase of premises and equipment                              (226,600)          (95,400)
                                                             ----------------------------------
             Net cash flows from investing activities             (2,602,400)       (8,394,100)
                                                             ----------------------------------




                            Consolidated Statements of Cash Flows

                                                               Three Months Ended March 31,
                                                             ----------------------------------
                                                                  2007              2006
-----------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase (decrease) in demand deposits               $     9,276,700    $   (2,538,900)
    Net increase (decrease) in time deposits                         (67,800)        7,137,900
    Proceeds from FHLB advances                                   78,350,000       153,650,000
    Repayments of FHLB advances                                  (82,366,600)     (151,166,700)
    Proceeds from exercise of stock options                           14,500            53,900
    Payment of dividends on common stock                            (174,800)         (145,200)
                                                             ----------------------------------
             Net cash flows from financing activities              5,032,000         6,991,000
                                                             ----------------------------------

Change in cash and cash equivalents                                2,840,000          (762,900)

Cash and cash equivalents, beginning of period                     9,469,800         9,176,000
                                                             ----------------------------------

Cash and cash equivalents, end of period                     $    12,309,800    $    8,413,100
                                                             ==================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                 $     1,988,400    $    1,330,200
    Cash paid during the period for income taxes             $       485,000    $      360,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of the prior period's information have been made to conform to the March 31, 2007 presentation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2007 and 2006. The March 2006 amounts have been retroactively adjusted to reflect the August 2006 six-for-five stock split.



                                                                   Three Months Ended March 31,
                                                  ---------------------------------------------------------------------
                                                             2007                                     2006
                                                  ---------------------------              ----------------------------


Net income (numerator, basic and diluted)                  $ 637,100                                 $ 695,000
Weighted average shares outstanding
(denominator)                                              2,498,100                                 2,490,200
                                                  ---------------------------              ----------------------------

Earnings per common share - basic                             $ 0.26                                    $ 0.28
                                                  ===========================              ============================

Effect of dilutive securities:

Weighted average shares outstanding                        2,498,100                                 2,490,200
Effect of stock options                                       28,600                                    30,000
                                                  ---------------------------              ----------------------------
Diluted average shares outstanding
(denominator)                                              2,526,700                                 2,520,200
                                                  ---------------------------              ----------------------------

Earnings per common share -
assuming dilution                                             $ 0.25                                    $ 0.28
                                                  ===========================              ============================



NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2007 and 2006:




                                                                           Three Months Ended March 31,
                                                                 -------------------------------------------------
                                                                          2007                      2006
                                                                 ------------------------  -----------------------


Net income                                                                   $ 637,100                $ 695,000
Other comprehensive income (loss)                                              (55,500)                 (42,700)
                                                                 ------------------------  -----------------------

Total comprehensive income                                                   $ 581,600                $ 652,300
                                                                 ========================  =======================



NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2007 and 2006.



                                                                           Three Months Ended March 31,
                                                                 -------------------------------------------------
                                                                          2007                      2006
                                                                 ------------------------  -----------------------


Unrealized gains (losses) on
      available-for-sale securities:
Unrealized holding gains (losses)
      arising during the period                                            $ (37,400)             $ (102,000)
Less: reclassification adjustment
      for gain included in income                                            (46,600)                    -
                                                                 ------------------------  -----------------------

Total other comprehensive gain (loss)
     before tax effect                                                       (84,000)                (102,000)

Tax benefit (expense)                                                         28,500                   59,300
                                                                 ------------------------  -----------------------

Net unrealized gain (loss)                                                 $ (55,500)               $ (42,700)
                                                                 ========================  =======================




NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the three months ended March 31, 2007 and 2006:



                                                                                                Elimination of
                                                                                                 Intersegment
(In thousands)                                Virginia          Maryland           Other         Transactions         Total
                                         -----------------  ----------------  --------------  -------------------  -------------


Net Interest Income:
      Three Months ended March 31, 2007       $ 1,538             $ 433             $ (159)            $ 256           $ 2,068
      Three Months ended March 31, 2006       $ 1,620             $ 447             $  (60)            $ 135           $ 2,142

Assets:
      March 31, 2007                         $202,646          $ 51,531           $ 44,089         $ (32,269)         $265,997
      December 31, 2006                      $198,692          $ 49,441           $ 43,531         $ (30,988)         $260,676




NOTE 5 - SUBSEQUENT EVENT

During April 2007, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on May 1, 2007 to shareholders of record on April 23, 2007.

During May 2007, the Board of Directors of Shore Financial Corporation authorized a stock repurchase plan in which management is authorized to repurchase up to 125,000 of its outstanding common stock. This authorization will expire on May 8, 2008.

Item 2 - Management's Discussion and Analysis of
         Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended March 31, 2007 was $637,100, or $0.25 per diluted share, compared to net income of $695,000, or $0.28 per diluted share, for the same period of the prior year. All per share amounts have been adjusted to reflect the six-for-five stock split the Company effected on August 30, 2006. The Bank's mortgage banking division posted significant gains in fee income during the quarter with an increase from $29,600 during the 2006 quarter to $67,500 during the 2007 comparable quarter. The Company's investment subsidiary also realized another quarter of strong production with commission revenue of $92,000 during the period ended March 2007, compared to $78,400 in 2006.

Over the past several quarters the Company's earnings growth has been negatively impacted by a declining net interest margin. The margin declined from 3.70% during the first quarter of last year to 3.46% presently, primarily resulting from the inverted interest rate yield curve. Although the March 2007 earnings were also impacted, a leveling off of the interest margin occurred during the quarter which mitigated the overall effect on earnings.

The Company's total assets reached a record high of $266.0 million with the gross loan portfolio growing to over $212.9 million. The deposit markets remained very competitive during the first quarter with low costing deposits being at a premium and very difficult to attract. However, the Company made good strides during the quarter in growing these deposits, resulting in a slight decline in the cost of funds during March. The Company's asset quality remained strong with a non current loan to total loan ratio of 1.09% and an allocation for loan losses of 1.34% of the total loan portfolio at quarter end.

Net Interest Income

Net interest income was $2.07 million for the three months period ended March 31, 2007, compared to $2.14 million for the same period of 2006. Net interest margin pressure impacted the Company's net interest income, declining from 3.70% during the first quarter of 2006 to 3.46% during the March 2007 quarter. This 24 basis point decline resulted in $146,000 less net interest income based on average earning assets outstanding during the March 2007 quarter. The decline reflects the continued pressure on the Company's funding costs.

Average earning assets for the three months ended March 2007 increased $9.4 million over the March 2006 period. The majority of this growth occurred in average loans which increased $11.7 million over 2006, while average investments declined $1.6 million during the period. The loan growth occurred in residential real estate and commercial loans which increased 8.6% and 4.1%, respectively, over comparable period of 2006. The decline in investment securities reflects the liquidity demands generated by the loan growth and the limited investment opportunities that existed during the period primarily due to the inverted yield curve.

Average total deposits increased to $199.1 million during the period, compared to $188.4 million during the 2006 period. During the three months ended March 31, 2007, average interest-bearing checking and savings demand deposits declined $13.0 million when compared to the March 2006 three month period. Decreases in the Bank's money market and savings products since March 2006 accounted for the majority of this decline due to increased rate competition from other banks, brokerage firms and insurance companies for all deposit products. However, the Bank realized growth in these products during the first quarter as compared to December 2006. During the March 2007 quarter, time deposit balances averaged $112.0 million, representing $23.5 million increase over average time deposit balances during the 2006 period. The Company purchased brokered certificates of deposit and offered several rate specials during the second quarter of 2006 and continues to offer several short-term rate specials, accounting for the increase in time deposits. As brokered deposits and time deposits became a better alternative to Federal Home Loan Bank ("FHLB") advances, the Company relied less on these advances as a source of liquidity funding. This resulted in a $4.2 million decrease in the average balance of FHLB advances during the March 2007 as compared to the March 2006 period.

Interest and dividend income was $3.93 million for the three months ended March 31, 2007, representing a 12.3% increase over the comparable 2006 amount. Loan growth during past twelve months accounted for the majority of this increase despite net interest margin pressures during the period. The yield on earning assets increased 51 basis points to 6.53% during the March 2007 period as compared to the 2006 comparable period. This increase comprised of a 48 basis points improvement in loan yields from the three months ended March 31, 2006 to the March 2007 comparable period and an increase in investment yields of 34 basis points over the same period.

Interest expense for the three months ended March 31, 2007 was $1.86 million, representing an increase of 37.3% over the comparable 2006 amount which reflects the pressure on funding costs. A 26.5% increase in average time deposits and a 90 basis point increase in the cost of total interest-bearing liabilities were the primary contributing factors to this increase.

Stiff market competition continued during the March 2007 quarter. However, the Bank was able to reduce its cost of funding during the later part of the quarter by increasing balances in money market and premium checking accounts. This resulted in the Bank being less dependent on time deposits and wholesale funding sources to meet liquidity demand during the quarter. The average rate on interest-bearing liabilities for the three months ended March 31, 2007 was 3.62%, compared to 2.72% incurred in 2006. Interest rates on checking and savings accounts and time deposits represented the greatest impact on the Bank's cost of funding by increasing 65 basis points and 84 basis points, respectively, while FHLB advance cost increased 29 basis points during the 2007 three month period as compared to the 2006 period.

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



                                              Average Balances, Income and Expenses, Yields and Rates

                                                                         Three Months Ended March 31,
                                             ----------------------------------------------------------------------------------
                                                               2007                                      2006
                                             ----------------------------------------     -------------------------------------
                                                 Average     Income/        Yield/           Average     Income/      Yield/
(Dollars In Thousands)                           Balance     Expense        Rate             Balance     Expense      Rate
                                             ------------- ------------ -------------     ------------ ------------ -----------

Assets:
        Securities (1)                        $    30,397   $      365        4.80%        $   32,021   $      357      4.46%
        Loans (net of unearned income):
               Real estate mortgage               118,637        1,836        6.19%           109,244        1,590      5.82%
               Commercial                          74,231        1,363        7.34%            71,306        1,196      6.71%
               Home equity lines                   14,292          301        8.42%            15,560          290      7.46%
               Consumer                             3,257           72        8.84%             2,605           59      9.06%
                                             ------------- ------------                   ------------ ------------
                    Total loans                   210,417        3,572        6.79%           198,715        3,135      6.31%
        Interest-bearing deposits
               in other banks                       1,807           21        4.65%             2,518           21      3.34%
                                             ------------- ------------                   ------------ ------------
                    Total earning assets          242,621        3,958        6.53%           233,254        3,513      6.02%
                                                           ------------                                ------------
        Less: allowance for loan losses            (2,869)                                     (2,869)
        Total nonearning assets                    19,064                                      19,181
                                             -------------                                ------------
        Total assets                          $   258,816                                  $  249,566
                                             =============                                ============

Liabilities
        Interest-bearing deposits:
               Checking and savings           $    60,919   $      201        1.32%        $   73,909   $      123          0.67%
               Time deposits                      111,964        1,262        4.51%            88,481          811          3.67%
                                             ------------- ------------                   ------------ ------------

                    Total interest-bearing
                    deposits                      172,883        1,463        3.38%           162,390          934          2.30%

        FHLB advances                              32,504          396        4.87%            36,668          420          4.58%
                                             ------------- ------------                   ------------ ------------
                    Total interest-bearing
                    liabilities                   205,387        1,859        3.62%           199,058        1,354          2.72%
                                                           ------------                                ------------
        Non-interest bearing liabilities:
               Demand deposits                     26,202                                      25,990
               Other liabilities                      714                                         393
                                             -------------                                ------------

        Total liabilities                         232,303                                     225,441
        Stockholders' equity                       26,513                                      24,125
                                             -------------                                ------------

        Total liabilities and stockholders'
               equity                         $   258,816                                  $  249,566
                                             =============                                ============

        Net interest income (1)                             $    2,099                                  $    2,159
                                                           ============                                ============

        Interest rate spread (1)(2)(3)                                        2.91%                                         3.30%
        Net interest margin (1)(4)                                            3.46%                                         3.70%


(1)      Tax  equivalent  basis.  The tax  equivalent  adjustment  to net interest  income was $31,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


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

The following table presents the Company's interest sensitivity position at March 31, 2007. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.



                                                      Interest Sensitivity Analysis

                                                                            March 31, 2007
                                                    -------------------------------------------------------------------------------
                                                         Within        91-365        1 to 5        Over
(Dollars In Thousands)                                  90 Days         Days         Years       5 Years           Total
                                                    -------------- ------------- ------------- ------------- -------------------

Interest-Earning Assets:
         Loans (1)                                   $     63,372   $    63,777   $    79,584   $     6,174   $        212,907
         Securities (2)                                     2,071         6,183        19,398         2,714             30,366
         Money market and other
             short term securities                          2,391           -             -             -                2,391
         Other earning assets                                 -             -             -           3,601              3,601
                                                    -------------- ------------- ------------- ------------- -------------------

         Total earning assets                        $     67,834   $    69,960   $    98,982   $    12,489   $        249,265
                                                    ============== ============= ============= ============= ===================
         Cumulative earning assets                   $     67,834   $   137,794   $   236,776   $   249,265   $        249,265
                                                    ============== ============= ============= ============= ===================


Interest-Bearing Liabilities:
         Money market savings                        $     19,719   $       -     $       -     $       -     $         19,719
         Interest checking (3)                                -             -          27,506           -               27,506
         Savings (3)                                        2,480         1,038        16,619           -               20,137
         Certificates of deposit                           34,136        46,447        30,341           913            111,837
         FHLB advances                                     15,750         6,000         9,000           467             31,217
                                                    -------------- ------------- ------------- ------------- ------------------

         Total interest-bearing liabilities          $     72,085   $    53,485   $    83,466   $     1,380   $        210,416
                                                    ============== ============= ============= ============= ==================
         Cumulative interest-bearing
             liabilities                             $     72,085   $   125,570   $   209,036   $   210,416   $        210,416
                                                    ============== ============= ============= ============= ==================

         Period gap                                  $     (4,251)  $    16,475   $    15,516   $    11,109   $         38,849
         Cumulative gap                              $     (4,251)  $    12,224   $    27,740   $    38,849   $         38,849
         Ratio of cumulative interest-earning
             assets to interest-bearing liabilities        94.10%       109.73%       113.27%       118.46%            118.46%
         Ratio of cumulative gap to total
             earning assets                                (1.71%)        4.90%        11.13%        15.59%             15.59%



(1) Includes nonaccrual loans of $927,000, which are spread throughout the categories.
(2) Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.




Noninterest Income

The Company's noninterest income was $829,300 for the three months ended March 31, 2007, compared to $771,500 for the comparable 2006 period. The Bank's mortgage banking division posted significant gains in fee income during the quarter with an increase from $29,600 during the 2006 quarter to $67,500 during the 2007 comparable quarter. The Company's investment subsidiary also realized another strong quarter with commission revenue of $92,000 during the period ended March 2007, compared to $78,400 in 2006. Deposit account fees were $526,400 during the March 2007 period as compared to $568,700 during the 2006 quarter. This decline resulted primarily from reductions in retail and commercial overdraft charges during the period. The Company also realized a $46,600 gain on the sale of investment securities during the quarter.

Provision for Loan Losses

With asset quality remaining strong during the last several quarters, the Company has not been required to make significant contributions to the provision for loan loss. The $600 and $16,000 contributed during the March 2007 and 2006 quarters, respectively, primarily related to overdraft deposit accounts. Management considers the allowance for loan loss to be commensurate with the risk existing in the Bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses and related risk in the loan portfolio.

Noninterest Expense

The Company was able to minimize noninterest expense growth during the March 2007 quarter with a moderate increase of 4.4% over the March 2006 quarter. Noninterest expense was $1.97 million during the March 2007 quarter, compared to $1.89 million during the 2006 three month period. Compensation and benefits expense accounted for the majority of this increase, including increased commissions paid as a result of the growth in the investment and mortgage brokerage business lines and normal annual salary and benefit adjustments. Overall, the Company realized declines in other noninterest expense categories during the quarter when compared to the 2006 period.


Financial Condition

The Company's total assets were $266.0 million at March 31, 2007, compared to $260.7 million at December 31, 2006. Growth in net loans and cash balances of $2.3 million and $2.8 million, respectively, accounted for this increase while other asset categories remained relatively flat during the period. Despite a soft real estate market, loan demand continued to be stable during the March 2007 quarter.

Deposits grew to $207.3 million from December 2006 to March 2007. Growth in demand and savings account balances accounted for the majority of the $6.7 million increase in interest-bearing deposits, while noninterest-bearing deposits increased by $2.6 million and time deposits were flat during the period

Stockholders' equity was $26.6 million at March 31, 2007, representing an increase of $427,000 since December 31, 2006. This increase is made up of comprehensive income of $581,600, consisting primarily of $637,100 of net income earned during the three month period, offset by common stock dividends of $174,800 ($0.07 per share) during the period.

During April 2007, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on May 1, 2007 to shareholders of record on April 23, 2007.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $927,000 at March 31, 2007, compared to $931,000 at December 31, 2006. As to nonaccrual loans existing at March 31, 2007, approximately $13,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. The Company has not identified any loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At March 31, 2007, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.15 million. In addition, other performing loans, totaling $6.1 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                     Nonperforming Assets

                                                     March 31,              December 31,
(Dollars In Thousands)                                2007                      2006
                                             ----------------------    -----------------------


Nonaccrual loans:
         Commercial                             $              72        $               73
         Real estate mortgage                                 816                       832
         Home equity lines of credit                           39                        24
         Consumer                                             -                           2
                                             ----------------------    -----------------------

         Total nonaccrual loans                               927                       931
Other real estate owned                                       -                         -
                                             ----------------------    -----------------------

         Total nonperforming assets             $             927        $              931
                                             ======================    =======================

Loans past due 90 or more days
         accruing interest                                    -                         -
Allowance for loan losses to
         nonaccrual loans                                  308.41%                   308.59%
Nonperforming assets to period end
         loans and other real estate owned                   0.44%                     0.44%




Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                Allowance for Loan Losses


                                                               March 31,
                                                 ------------------------------------
(Dollars In Thousands)                                  2007                2006
                                                 ----------------    ----------------


Balance, beginning of period                      $        2,873      $        2,851
Loans charged off:
         Commercial                                          -                   -
         Real estate mortgage                                -                   -
         Consumer                                            (56)                (48)
                                                 ----------------    ----------------

         Total loans charged-off                             (56)                (48)
                                                 ----------------    ----------------

Recoveries:
         Commercial                                          -                   -
         Real estate mortgage                                -                   -
         Consumer                                             42                  24
                                                 ----------------    ----------------

         Total recoveries                                     42                  24
                                                 ----------------    ----------------

Net recoveries (charge-offs)                                 (14)                (24)
Provision for loan losses                                    -                    40
                                                 ----------------    ----------------

Balance, end of period                            $        2,859      $        2,867
                                                 ================    ================

Allowance for loan losses to loans
         outstanding at end of period                       1.34%               1.41%

Allowance for loan losses to nonaccrual
         loans outstanding at end of period               308.41%             317.15%

Net charge-offs (recoveries) to average loans
         outstanding during period                          0.01%               0.01%





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

At March 31, 2007, the Company had outstanding loan, line of credit and letter of credit commitments of $37.0 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2007 amounted to $80.5 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $2.8 million for the three months ended March 31, 2007, compared to a decrease of $762,900 for the three months ended March 31, 2006. Net cash from operating activities was $410,400 for the three months ended March 31, 2007, compared to $640,200 during the same period of 2006. The changes reflect the earnings growth experienced during the period and other fluctuations in normal operating activities.

Net cash used in investing activities was $2.6 million during the three months ended March 31, 2007, compared to net cash from investing activities of $8.4 million for the three months ended March 31, 2006. Stronger loan growth during the first three months of 2006 than what occurred during 2007 constituted the majority of the difference.

Net cash from financing activities was $5.0 million for the three months ended March 31, 2007, compared to net cash from financing activities of $7.0 million for the three months ended March 31, 2006. Less growth in time deposits offset by an increase in demand deposits during the March 2007 three month period represented the majority of this decrease.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $700,000 of dividends to the Company during the first three months of 2007, while it paid $1.0 million in dividends to the Company during the three months ended March 31, 2006. At March 31, 2007, the Bank's retained earnings available for the payment of dividends was $5.2 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2007, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2007 and December 31, 2006.



                                                   Analysis of Capital

                                                                             March 31,                  December 31,
(Dollars In Thousands)                                                          2007                        2006
                                                                      -------------------------   -------------------------

Tier 1 Capital:
         Common stock                                                   $                  687      $                  687
         Additional paid-in capital                                                      8,392                       8,373
         Retained earnings                                                              17,416                      16,953
         Accumulated other comprehensive income                                             58                         113
                                                                      -------------------------   -------------------------
                 Total capital (GAAP)                                                   26,553                      26,126
         Less: InIntangibles                                                              (387)                       (402)
         Net unrealized gain on debt and equity securities                                 (58)                       (113)
                                                                      -------------------------   -------------------------
                 Total Tier 1 capital                                                   26,108                      25,611


Tier 2 Capital:
         Allowable allowances for loan losses                                            2,293                       2,269
         Net unrealized gains on equity securities                                         113                         180
                                                                      -------------------------   -------------------------
                 Total Tier 2 capital                                   $               28,514      $               28,060
                                                                      =========================   =========================

Risk-weighted assets                                                    $              186,161      $              185,991

Capital Ratios (1):
         Tier 1 risk-based capital ratio                                                14.02%                      13.77%
         Total risk-based capital ratio                                                 15.32%                      15.09%
         Tier 1 capital to average adjusted
                 total assets                                                           10.10%                       9.93%



Impact of Accounting Pronouncements

  In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109. The interpretation provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties and disclosure. The Company adopted FIN 48 effective January 1, 2007. The effect of applying the provisions of the interpretation to the Company's financial statements was immaterial.

  In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is assessing the impact, if any, that adoption will have on its financial statements.

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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2007. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $249,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $29,000.

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

Item 1A - Risk Factors

There has been no material changes in the risk factors as previously disclosed in response to Item 1A. Part I of the Company's December 31, 2006 Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

     (a)   Certifications   pursuant   to   subsections   302  and  906  of  the
Sarbanes-Oxley  Act of 2002.
     (b) Form 8-K was filed during January 2007 relative to the Company's December 31, 2006 earnings release dated January 23, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                              May 14, 2007
------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                              May 14, 2007
------------------------------------------------------------------------------
Steven M. Belote
Vice President and
Chief Financial Officer

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


Date: May 14, 2007
                                     /s/ Scott C. Harvard
                                     Scott C. Harvard
                                     ------------------------------------
                                     President and Chief Executive Officer

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


Date: May 14, 2007
                                     /s/ Steven M. Belote
                                     ---------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer and Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                     /s/ Scott C. Harvard
                                     -----------------------------------------
                                     Scott C. Harvard
                                     President and Chief Executive Officer

Date:  May 14, 2007





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                     /s/ Steven M. Belote
                                     -----------------------------------------
                                     Steven M. Belote
                                     Chief Financial Officer

Date:  May 14, 2007





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.