Form 10-Q
period 2007-06-30
SHORE FINANCIAL CORP
filed 2007-08-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


__X___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2007

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes __X__  No_____


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___ Accelerated  filer ____ Non-accelerated filer __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes _____  No __X__

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                          Yes  _____ No _____


Number of shares of Common Stock outstanding as of August 10, 2007:  2,500,927

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006

                           Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006

                           Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2007 and 2006

                           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

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

                                   SIGNATURES



                                  Consolidated Statements of Financial Condition


                                                                              June 30,              December 31,
                                                                                2007                  2006
------------------------------------------------------------------------------------------------------------------


                                ASSETS


Cash (including interest-earning deposits of
     approximately $2,789,600 and $2,267,000, respectively)            $         10,101,200     $        9,469,800
Investment securities:
     Available-for-sale (amortized cost of $27,332,300 and
         $27,791,300, respectively)                                              27,110,300             27,965,300
     Other investments, at cost                                                   2,320,600              2,442,700
Loans receivable, net                                                           210,838,400            207,725,200
Premises and equipment, net                                                       6,877,300              7,044,300
Other assets                                                                      6,204,100              6,028,700
                                                                       --------------------------------------------

                                                                       $        263,451,900     $      260,676,000
                                                                       ============================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                              $        175,007,600     $      172,548,300
         Noninterest-bearing                                                     28,749,200             25,554,500
                                                                       ---------------------   --------------------
            Total deposits                                                      203,756,800            198,102,800

Advances from Federal Home Loan Bank                                             32,200,000             35,233,300
Other liabilities                                                                   748,400              1,213,600
                                                                       --------------------------------------------
            Total liabilities                                                   236,705,200            234,549,700
                                                                       --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                      -                      -
     Common stock, par value $.275; 6,000,000
         shares authorized; 2,499,487 and
         2,497,327 issued and outstanding, respectively                             687,400                686,800
     Additional capital                                                           8,392,200              8,372,600
     Retained earnings                                                           17,815,000             16,953,400
     Accumulated other comprehensive income (loss)                                 (147,900)               113,500
                                                                       --------------------------------------------
            Total stockholders' equity                                           26,746,700             26,126,300
                                                                       --------------------------------------------

                                                                       $        263,451,900     $      260,676,000
                                                                       ============================================


                    The accompanying notes are an integral part of these financial statements.





                                                Consolidated Statements of Income

                                                Three Months Ended June 30,               Six Months Ended June 30,
                                              ---------------------------------    ----------------------------------------
                                                  2007                 2006               2007                  2006
-------------------------------------------------------------------------------    ----------------------------------------

Interest and dividend income
     Loans                                    $   3,678,700      $   3,368,900     $         7,250,200      $    6,503,800
     Investments
         Taxable interest                           247,700            304,800                 469,200             582,700
         Tax-exempt interest                         60,400             38,400                 120,700              71,000
         Dividends                                   62,800             62,400                 136,200             112,800
                                              ---------------------------------    ----------------------------------------
              Total interest and dividend income  4,049,600          3,774,500               7,976,300           7,270,300
                                              ---------------------------------    ----------------------------------------

Interest expense
     Deposits                                     1,480,100          1,192,000               2,942,800           2,125,300
     FHLB/other advances                            362,600            436,700                 758,700             856,800
                                              ---------------------------------    ----------------------------------------
              Total interest expense              1,842,700          1,628,700               3,701,500           2,982,100
                                              ---------------------------------    ----------------------------------------

Net interest income                               2,206,900          2,145,800               4,274,800           4,288,200

Provision for loan losses                            11,100             20,800                  11,700              36,700
                                              ---------------------------------    ----------------------------------------

Net interest income after
     provision for loan losses                    2,195,800          2,125,000               4,263,100           4,251,500
                                              ---------------------------------    ----------------------------------------

Noninterest income
     Deposit account fees                           589,100            590,800               1,115,500           1,159,400
     Loan fees                                       20,400             26,600                  55,900              53,600
     Mortgage banking fees                           57,900             19,800                 125,400              49,400
     Commissions on investment brokerage sales       89,700            112,100                 181,700             190,500
     Gains (losses) on sales of securities          (23,100)                 -                  23,500                   -
     Other                                           77,700             61,800                 139,000             129,600
                                              ---------------------------------    ----------------------------------------
              Total noninterest income              811,700            811,100               1,641,000           1,582,500
                                              ---------------------------------    ----------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                 1,105,500            937,900               2,129,300           1,856,000
     Occupancy and equipment                        427,800            406,300                 854,900             838,800
     Data processing                                222,400            203,500                 424,800             415,900
     Professional fees                              100,200             97,700                 199,800             193,000
     Advertising and promotion                       39,200             33,500                  75,600              63,200
     Loss on disposals of fixed assets              147,900                  -                 147,900                   -
     Other                                          201,900            190,200                 385,900             392,900
                                              ---------------------------------    ----------------------------------------
              Total noninterest expense           2,244,900          1,869,100               4,218,200           3,759,800
                                              ---------------------------------    ----------------------------------------

Income before income taxes                          762,600          1,067,000               1,685,900           2,074,200

Income taxes                                        188,300            330,800                 474,500             643,000
                                              ---------------------------------    ----------------------------------------

Net income                                    $     574,300      $     736,200     $         1,211,400      $    1,431,200
                                              =================================    ========================================

Cash Dividends Declared Per Share             $        0.07      $        0.06     $              0.14      $         0.12
                                              =================================    ========================================

Earnings Per Common Share:
         Basic (1)                            $        0.23      $        0.30     $              0.48      $         0.57
                                              =================================    ========================================

         Diluted (1)                          $        0.23      $        0.29     $              0.48      $         0.57
                                              =================================    ========================================

(1) The June 2006 amounts have been retroactively adjusted to reflect the August 2006 six-for-five stock split.

              The accompanying notes are an integral part of these financial statements.



                                            Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                                                       Other
                                    Number of       Common         Additional       Retained       Comprehensive
                                     Shares         Stock           Capital         Earnings       Income (Loss)         Total
                                   -----------  -----------------------------------------------------------------------------------


Balance, December 31, 2005          2,074,207   $  684,500    $   8,267,400     $  14,631,400    $     45,300      $   23,628,600

Common stock cash dividend
    declared                             -            -                -             (290,500)           -               (290,500)

Exercise of stock options               2,620          900           57,900              -               -                 58,800

Tax benefit associated with the
    exercise of stock options            -            -               8,100              -               -                  8,100

Repurchase of common stock               -            -                -                 -               -                   -

Comprehensive income (loss)              -            -                -            1,431,200        (240,700)          1,190,500
                                   -----------  -----------------------------------------------------------------------------------

Balance, June 30, 2006              2,076,827   $  685,400    $   8,333,400     $  15,772,100    $   (195,400)     $   24,595,500
                                   ===========  ===================================================================================

Balance, December 31, 2006          2,497,327   $  686,800    $   8,372,600     $  16,953,400    $    113,500      $   26,126,300

Common stock cash dividend
    declared                             -            -                -             (349,800)           -               (349,800)

Exercise of stock options               2,160          600           13,900              -               -                 14,500

Tax benefit associated with the
    exercise of stock options            -            -               5,700              -               -                  5,700

Comprehensive income                     -            -                -            1,211,400        (261,400)            950,000
                                   -----------  -----------------------------------------------------------------------------------

Balance, June 30, 2007              2,499,487   $  687,400    $   8,392,200     $  17,815,000    $   (147,900)     $   26,746,700
                                   ===========  ===================================================================================






                              The accompanying notes are an integral part of these financial statements.






                 Consolidated Statements of Cash Flows


                                                              Six Months Ended June 30,
                                                          --------------------------------
                                                               2007               2006
------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                             $ 1,211,400        $ 1,431,200
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                               11,700             36,700
        Depreciation and amortization                          353,200            380,600
        Amortization of premium and accretion
          of discount on securities, net                        (4,900)             4,600
        Gain on sale of investment securities                  (23,500)                 -
        Loss on disposal of fixed assets                       147,900                  -
        Increase in cash surrender value of life insurance     (77,800)           (72,200)
        Tax benefit of stock options exercised                   5,700              8,100
        Changes in:
          Deferred loan fees                                    (3,900)            63,200
          Other assets                                         (71,600)           (65,300)
          Other liabilities                                   (389,200)            40,800
                                                          ---------------------------------
          Net cash flows from operating activities           1,159,000          1,827,700
                                                          ---------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                 (349,800)        (2,055,100)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                            837,200          3,146,800
    Purchase of other investments                           (1,410,500)        (1,323,300)
    Proceeds from maturities, sales and calls of
      other investments                                      1,532,600          1,391,700
    Loan originations, net of repayments                    (3,121,000)       (17,626,300)
    Purchase of premises and equipment                        (301,600)          (127,800)
                                                          ---------------------------------
          Net cash flows from investing activities          (2,813,100)       (16,594,000)
                                                          ---------------------------------




                 Consolidated Statements of Cash Flows

                                                              Six Months Ended June 30,
                                                          ---------------------------------
                                                               2007               2006
-------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase (decrease) in demand deposits            $ 11,742,400        $(4,095,300)
    Net increase (decrease) in time deposits                (6,088,400)        22,074,600
    Proceeds from FHLB advances                            148,300,000        148,500,000
    Repayments of FHLB advances                           (151,333,300)      (150,333,300)
    Proceeds from exercise of stock options                     14,500             58,800
    Payment of dividends on common stock                      (349,800)          (290,500)
                                                          ---------------------------------
          Net cash flows from financing activities           2,285,400         15,914,300
                                                          ---------------------------------

Change in cash and cash equivalents                            631,300          1,148,000

Cash and cash equivalents, beginning of period               9,469,800          9,176,000
                                                          ---------------------------------

Cash and cash equivalents, end of period                  $ 10,101,100        $10,324,000
                                                          =================================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest              $ 3,815,300         $ 2,709,200
    Cash paid during the period for income taxes          $   685,000         $   630,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of the prior period's information have been made to conform to the June 30, 2007 presentation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended June 30, 2007 and 2006. The June 2006 amounts have been retroactively adjusted to reflect the August 2006 six-for-five stock split.


                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                            -------------------------------------  ------------------------------------
                                                    2007              2006                2007              2006
                                            ------------------ ------------------  ----------------- ------------------


Net income (numerator, basic and diluted)     $    574,300       $   736,200         $   1,211,400      $   1,431,200
Weighted average shares outstanding
(denominator)                                    2,499,500         2,491,900             2,498,800          2,491,100
                                            ------------------ ------------------  ----------------- ------------------

Earnings per common share - basic             $       0.23       $      0.30         $        0.48      $        0.57
                                            ================== ==================  ================= ==================

Effect of dilutive securities:

Weighted average shares outstanding              2,499,500         2,491,900             2,498,800          2,491,100
Effect of stock options                             20,900            31,100                24,900             30,400
                                            ------------------ ------------------  ----------------- ------------------
Diluted average shares outstanding
(denominator)                                    2,520,400         2,523,000             2,523,700          2,521,500
                                            ------------------ ------------------  ----------------- ------------------

Earnings per common share -
assuming dilution                             $       0.23       $      0.29         $        0.48      $        0.57
                                            ================== ==================  ================= ==================





NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the six months ended June 30, 2007 and 2006:



                                                Six Months Ended June 30,
                                           -------------------------------------
                                                 2007                2006
                                           ------------------  -----------------


Net income                                       $ 1,211,400         $1,431,200
Other comprehensive income (loss)                   (261,400)          (240,700)
                                           ------------------  -----------------

Total comprehensive income                         $ 950,000         $1,190,500
                                           ==================  =================


NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at June 30, 2007 and 2006.



                                                Six Months Ended June 30,
                                           -------------------------------------
                                                 2007                2006
                                           ------------------  -----------------


Unrealized gains (losses) on
      available-for-sale securities:
       Unrealized holding gains (losses)
             arising during the period            $ (372,500)        $ (402,000)
       Less: reclassification adjustment
             for gain included in income             (23,500)                 -
                                           ------------------  -----------------

Total other comprehensive gain (loss)
     before tax effect                              (396,000)          (402,000)

Tax benefit (expense)                                134,600            161,300
                                           ------------------  -----------------

Net unrealized gain (loss)                        $ (261,400)        $ (240,700)
                                           ==================  =================




NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the six months ended June 30, 2007 and 2006:



                                                                                                 Elimination of
                                                                                                  Intersegment
(In thousands)                               Virginia          Maryland           Other           Transactions         Total
                                          -------------     --------------    --------------    ----------------   --------------


Net Interest Income:
     Six Months ended June 30, 2007        $   3,182           $    901           $   (253)          $     445         $   4,275
     Six Months ended June 30, 2006        $   3,238           $    890           $   (134)          $     294         $   4,288

Assets:
     June 30, 2007                         $ 204,425           $ 49,388           $ 45,113           $ (35,474)        $ 263,452
     December 31, 2006                     $ 198,692           $ 49,441           $ 43,531           $ (30,988)        $ 260,676



NOTE 5 - DISPOSAL OF LONG-LIVED ASSET

During the quarter ended June 30, 2007, the Bank initiated plans to raze its branch on South Salisbury Boulevard in Salisbury, Maryland and build a new full-service banking facility at that location. As a result, the Bank incurred a $147,900 charge to earnings during the quarter related to the planned disposal of the existing facility. The Bank is no longer using the facility and is leasing a temporary location nearby to accommodate its customers during construction of the new banking facility.

NOTE 6 - SUBSEQUENT EVENT

During July 2007, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2007 to shareholders of record on July 23, 2007.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

Net income for the three months ended June 30, 2007 was $574,300, or $0.23 per diluted share, compared to net income of $736,200, or $0.29 per diluted share, for the same period of the prior year. All per share amounts have been adjusted to reflect the six-for-five stock split the Company effected on August 30, 2006. Earnings for the six months ended June 30, 2007 were $1.21 million, or $0.48 per diluted share, compared to $1.43 million, or $0.57 per diluted share, for the 2006 six month period.

The Company continues to operate in an environment where bank consolidation and restructuring is rampant, resulting in growth opportunities unlike any in recent years. Accordingly, the Company has embarked on several strategic initiatives to position itself for future growth and to capitalize on these opportunities existing in its banking markets. In Salisbury, Maryland, the Bank plans to raze one of its existing branch buildings and build a new full service facility on that site. As a result, the Bank incurred a $148,000 charge during the second quarter to write off the existing structure and is leasing a temporary location to accommodate its customers during the construction phase. The Bank also has signed a lease to open its eighth branch location in Pocomoke City, Maryland. This market offers a great opportunity for the Bank to expand its footprint while complimenting the Bank's existing markets. Finally, the Bank intends to relocate its Cheriton, Virginia branch location to a new site that is located near the entrance to the Bay Creek Community in Cape Charles, Virginia. The Bank intends to build a full service banking facility on the new site.

As the Company undertakes these strategic endeavors, it continues to be impacted by a flat interest rate yield curve and a softening real estate market. The Company's outstanding loan balances on June 30, 2007 were $213.7 million, representing a nominal increase from a year ago. However, asset quality remained strong during the quarter. The Bank's non current loan to total loan ratio was 0.45% at June 30, 2007, while the Bank's allowance for loan losses to period end loans ratio was 1.34%. Since the Bank does not engage in any sub prime lending activities, it is not exposed to some of the risks currently affecting some financial companies. Accordingly, management considers the Bank's exposure levels manageable and commensurate with the risk existing in the Bank's loan portfolio.

Net Interest Income

The Company's net interest margin was 3.56% during the first six months of 2007, compared to 3.64% during the 2006 six month period. However, the Company realized a 21 basis point increase in its net interest margin during the second quarter of 2007 as compared to the 2007 first quarter. This increase resulted from the successful introduction of several new products and promotions initiated by the Bank to attract new lower costing checking accounts. The Company also benefited from effective liquidity management initiatives and by limiting its reliance on higher costing time deposits. As a result, net interest income was $2.21 million and $4.27 million, respectively, during the three and six month periods ended June 30, 2007, compared to $2.15 million and $4.29 million, respectively, during the same periods of 2006.

Average earning assets for the six months ended June 2007 increased $6.2 million over the June 2006 period. The majority of this growth occurred in average loans which increased $8.8 million over 2006, while average investments declined $2.0 million during the period. The loan growth occurred in residential real estate and commercial loans which increased 7.0% and 3.7%, respectively, over comparable period of 2006. The decline in investment securities reflects the liquidity demands generated by the loan growth and the limited investment opportunities that existed during the period primarily due to the inverted yield curve.

Average total deposits increased to $202.8 million during the period, compared to $193.1 million during the 2006 period. During the six months ended June 30, 2007, average interest-bearing checking and savings demand deposits declined $6.2 million when compared to the June 2006 six month period. Decreases in the Bank's money market and savings products since June 2006 accounted for the majority of this decline due to increased rate competition from other banks, brokerage firms and insurance companies for all deposit products. However, the Bank realized growth in these products during the first six months of 2007 when compared to December 2006 year end amounts. During the June 2007 six month period, time deposit balances averaged $110.6 million, representing a $14.9 million increase over average time deposit balances during the 2006 period. The Company purchased brokered certificates of deposit and offered several rate specials during the second quarter of 2006 and continues to offer several short-term rate specials, accounting for the increase in time deposits. As brokered deposits and time deposits became a better alternative to Federal Home Loan Bank ("FHLB") advances, the Company relied less on these advances as a source of liquidity funding. This resulted in a $5.8 million decrease in the average balance of FHLB advances during the June 2007 six month period as compared to the June 2006 period.

Interest and dividend income was $4.05 million and $7.98 million for the three and six month periods ended June 30, 2007, representing increases of 7.3% and 9.7%, respectively, over the comparable 2006 amounts. An increase in average loans outstanding during the June 2007 six month period in relation to the comparable 2006 period accounted for this increase, despite net interest margin pressures during the period. The yield on earning assets increased 44 basis points to 6.59% during the June 2007 period as compared to the 2006 comparable period. Loan and investment yields improved by 44 and 25 basis points, respectively, during the six months ended June 30, 2007 over the June 2006 comparable period.

Interest expense for the three and six months ended June 30, 2007 was $1.84 million and $3.70 million, respectively, representing an increase of 13.1% and 24.1%, respectively, over comparable 2006 amounts. The 15.6% increase in average time deposits and a 66 basis point increase in the cost of total interest-bearing liabilities were the primary contributing factors to this increase. However, the Company realized an 11 basis point decrease in its cost of funding during the second quarter of 2007 as compared to the 2007 first quarter. This improvement resulted from the successful introduction of several new products and promotions initiated by the Bank to attract new lower costing checking accounts. The Company also benefited from actively managing its liquidity and limiting its reliance on higher costing time deposits.

The average rate on interest-bearing liabilities for the six months ended June 30, 2007 was 3.60%, compared to 2.94% incurred in 2006. Interest rates on checking and savings accounts and time deposits represented the greatest impact on the Bank's cost of funding by increasing 66 basis points and 62 basis points, respectively, while FHLB advance cost increased 26 basis points during the 2007 six month period as compared to the 2006 period.

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



                               Average Balances, Income and Expenses, Yields and Rates

                                                                         Six Months Ended June 30,
                                               --------------------------------------------------------------------------
                                                   2007                                 2006
                                               ------------------------------------   -----------------------------------
                                                 Average      Income/     Yield/       Average      Income/     Yield/
(Dollars In Thousands)                           Balance      Expense      Rate        Balance      Expense      Rate
                                               -----------   ---------  -----------   ----------    ---------  ----------

Assets:
            Securities (1)                     $   30,202   $      743       4.92%   $   32,232   $      753       4.67%
            Loans (net of unearned income):
                  Real estate mortgage            119,653        3,738       6.25%      111,817        3,275       5.86%
                  Commercial                       74,986        2,782       7.42%       72,325        2,486       6.87%
                  Home equity lines                14,028          594       8.47%       15,851          611       7.71%
                  Consumer                          3,012          136       9.03%        2,922          131       8.97%
                                                 ---------    ---------               ----------    ---------
                      Total loans                 211,679        7,250       6.85%      202,915        6,503       6.41%
            Interest-bearing deposits
                  in other banks                    1,976           45       4.55%        2,518           51       4.05%
                                                 ---------                            ----------
                                                              ---------                             ---------
                      Total earning assets        243,857        8,038       6.59%      237,665        7,307       6.15%
                                                              ---------                             ---------
            Less: allowance for loan losses        (2,866)                               (2,872)
            Total nonearning assets                19,709                                19,374
                                                 ---------                            ----------
            Total assets                       $  260,700                            $  254,167
                                                 =========                            ==========

Liabilities
            Interest-bearing deposits:
                  Checking and savings         $   64,446   $      456       1.42%   $   70,678   $      267       0.76%
                  Time deposits                   110,620        2,487       4.50%       95,697        1,858       3.88%
                                                 ---------    ---------               ----------    ---------

                      Total interest-bearing
                      deposits                    175,066        2,943       3.36%      166,375        2,125       2.55%

            FHLB advances                          30,443          759       4.99%       36,251          857       4.73%
                                                 ---------    ---------               ----------    ---------
                      Total interest-bearing
                      liabilities                 205,509        3,702       3.60%      202,626        2,982       2.94%
                                                              ---------                             ---------
            Non-interest bearing liabilities:
                  Demand deposits                  27,703                                26,769
                  Other liabilities                   722                                   391
                                                 ---------                            ----------

            Total liabilities                     233,934                               229,786
            Stockholders' equity                   26,766                                24,381
                                                 ---------                            ----------

            Total liabilities and stockholders'
                  equity                       $  260,700                            $  254,167
                                                 =========                            ==========

            Net interest income (1)                         $    4,336                            $    4,325
                                                              =========                             =========

            Interest rate spread (1)(2)(3)                                   2.99%                                 3.21%
            Net interest margin (1)(4)                                       3.56%                                 3.64%


(1)      Tax equivalent  basis.  The tax equivalent  adjustment to net interest income was $62,000 and $37,000 for the six months ended June 30, 2007 and 2006, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


Interest Sensitivity

Management evaluates interest rate sensitivity periodically through the use of an asset/liability management reporting model. Using this model, management determines the overall magnitude of interest sensitivity risk and then formulates strategies governing asset generation and pricing, funding sources and pricing, and off-balance-sheet commitments in order to reduce sensitivity risk. These decisions are based on interest rate trends, the state of the local and national economy, and other financial and business risk factors.

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

The following table presents the Company's interest sensitivity position at June 30, 2007. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.

                                                       Interest Sensitivity Analysis

                                                                                   June 30, 2007
                                                    -------------------------------------------------------------------------------
                                                         Within        91-365           1 to 5          Over
(Dollars In Thousands)                                  90 Days         Days             Years         5 Years          Total
                                                    -------------- -------------- ----------------- ------------- -----------------

Interest-Earning Assets:
       Loans (1)                                    $      60,406  $      61,411   $        83,916  $      7,968  $        213,701
       Securities (2)                                       5,007          5,145            13,599         5,680            29,431
       Money market and other
           short term securities                            2,790           -                 -             -                2,790
       Other earning assets                                  -              -                 -            3,641             3,641
                                                    -------------- -------------- ----------------- ------------- -----------------

       Total earning assets                         $      68,203  $      66,556  $         97,515  $     17,289  $        249,563
                                                    ============== ============== ================= ============= =================
       Cumulative earning assets                    $      68,203  $     134,759  $        232,274  $    249,563  $        249,563
                                                    ============== ============== ================= ============= =================


Interest-Bearing Liabilities:
       Money market savings                         $      19,045  $        -     $           -     $       -     $         19,045
       Interest checking (3)                                 -              -               29,533          -               29,533
       Savings (3)                                          1,889          1,522            17,203          -               20,614
       Certificates of deposit                             38,258         40,596            26,074           888           105,816
       FHLB advances                                       16,750          8,000             7,000           450            32,200
                                                    -------------- -------------- ----------------- ------------- -----------------

       Total interest-bearing liabilities           $      75,942  $      50,118  $         79,810  $      1,338  $        207,208
                                                    ============== ============== ================= ============= =================
       Cumulative interest-bearing liabilities      $      75,942  $     126,060  $        205,870  $    207,208  $        207,208
                                                    ============== ============== ================= ============= =================

       Period gap                                   $      (7,739) $      16,438  $         17,705  $     15,951  $         42,355
       Cumulative gap                               $      (7,739) $       8,699  $         26,404  $     42,355  $         42,355
       Ratio of cumulative interest-earning
           assets to interest-bearing liabilities           89.81%        106.90%           112.83%       120.44%          120.44%
       Ratio of cumulative gap to total
           earning assets                                   (3.10%)         3.49%            10.58%        16.97%           16.97%



(1) Includes nonaccrual loans of $958,000, which are spread throughout the categories.
(2) Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.





Noninterest Income

The Company's noninterest income was $811,700 for the June 2007 quarter, compared to $811,100 for the June 2006 quarter end, while non interest income increased to $1.64 million for the six months ended June 30, 2007, compared to $1.58 million for the 2006 six month period. The Bank's mortgage banking division has posted significant gains in fee income during 2007 with an increase from $49,400 during the 2006 six month period to $125,400 during the 2007 comparable quarter. The Company's noninterest income was impacted by a decline in deposit fee income during the first six months of 2007, as compared to the 2006 six month period. This decline occurred primarily in charges levied on overdraft deposit balances.

The mortgage banking division continues to represent a strong segment of the Company's operations. In its efforts to further capitalize on the success of this division, the Company hired a mortgage banking representative during the second quarter to cover its Maryland markets. In addition to providing profitable alternative loan products in the Bank's markets, these representatives have proven to be effective ambassadors of the Bank and strong referral sources for the Bank's traditional loan and deposit products.

Provision for Loan Losses

With asset quality remaining strong during the last several quarters, the Company has not been required to make significant contributions to the provision for loan loss. The $11,700 and $36,700 contributed during the June 2007 and 2006 quarters, respectively, primarily related to overdraft deposit accounts. Management considers the allowance for loan loss to be commensurate with the risk existing in the Bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses and related risk in the loan portfolio.

Noninterest Expense

Excluding the branch property write off, the Company's noninterest expense was $2.10 million during the June 2007 quarter, compared to $1.87 million during the 2006 three month period. For the six months ended June 30, 2007, the Company's noninterest expense was $4.07 million, compared to $3.76 million during the 2006 six month period. Compensation and benefits expense accounted for the majority of this increase. The expense for the first six months of 2007 included two former senior level officers from Mercantile Bank's local affiliate that were not employed with the Company during the first six months of 2006. Compensation expense also increased due to commissions paid as a result of the growth and expansion of the mortgage brokerage business, additional personnel employed to enhance the Company's internet banking division and normal annual salary and benefit adjustments. These additional personnel and enhancements should enable the Company to further capitalize on the growth opportunities existing in its markets. The Company's other expense categories were generally flat during the June 2007 six month period when compared to the 2006 period.


Financial Condition

The Company's total assets were $263.5 million at June 30, 2007, compared to $260.7 million at December 31, 2006. Growth in net loans of $3.1 million accounted for this increase while other asset categories remained relatively flat during the period. A softening real estate market impacted loan demand during the first six months of 2007.

Deposits were $203.8 million at June 30, 2007, compared to $198.1 million at December 31, 2006. Growth in demand and savings account balances accounted for the majority of the $2.5 million increase in interest-bearing deposits with time deposits being flat during the period, while noninterest-bearing deposits increased by $3.2 million.

Stockholders' equity was $26.7 million at June 30, 2007, representing an increase of $620,400 since December 31, 2006. This increase is made up of comprehensive income of $950,000, consisting primarily of $1.21 million of net income earned during the three month period, offset by common stock dividends of $349,700 ($0.14 per share) during the period.

During July 2007, the Company declared a $0.07 per share quarterly cash dividend on its common stock payable on August 1, 2007 to shareholders of record on July 23, 2007.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $958,000 at June 30, 2007, compared to $931,000 at December 31, 2006. As to nonaccrual loans existing at June 30, 2007, approximately $10,000 of interest income would have been recognized during the six months then ended if interest thereon had accrued. The Company has not identified any loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At June 30, 2007, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.1 million. In addition, other performing loans, totaling $6.0 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                                 Nonperforming Assets


                                                                             June 30,               December 31,
(Dollars In Thousands)                                                         2007                     2006
                                                                       ----------------------  ------------------------

Nonaccrual loans:
       Commercial                                                        $                 -      $                 73
       Real estate mortgage                                                              852                       832
       Home equity lines of credit                                                       100                        24
       Consumer                                                                            6                         2
                                                                       ----------------------  ------------------------

       Total nonaccrual loans                                                            958                       931
Other real estate owned                                                                    -                         -
                                                                       ----------------------  ------------------------

       Total nonperforming assets                                        $               958      $                931
                                                                       ======================  ========================

Loans past due 90 or more days
       accruing interest                                                                   -                         -
Allowance for loan losses to
       nonaccrual loans                                                              298.85%                   308.59%
Nonperforming assets to period end
       loans and other real estate owned                                               0.45%                     0.44%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                              Allowance for Loan Losses


                                                                                          June 30,
                                                                       ------------------------------------------------
(Dollars In Thousands)                                                         2007                     2006
                                                                       ----------------------  ------------------------

Balance, beginning of period                                             $             2,873      $              2,851
Loans charged off:
       Commercial                                                                          -                         -
       Real estate mortgage                                                                -                         -
       Consumer                                                                          (82)                      (68)
                                                                       ----------------------  ------------------------

       Total loans charged-off                                                           (82)                      (68)
                                                                       ----------------------  ------------------------

Recoveries:
       Commercial                                                                          -                        19
       Real estate mortgage                                                                -                         -
       Consumer                                                                           60                        45
                                                                       ----------------------  ------------------------

       Total recoveries                                                                   60                        64
                                                                       ----------------------  ------------------------

Net recoveries (charge-offs)                                                             (22)                       (4)
Provision for loan losses                                                                 12                        37
                                                                       ----------------------  ------------------------

Balance, end of period                                                   $             2,863      $              2,884
                                                                       ======================  ========================

Allowance for loan losses to loans
       outstanding at end of period                                                    1.34%                     1.35%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                            298.85%                   454.89%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                      0.010%                    0.002%




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

At June 30, 2007, the Company had outstanding loan, line of credit and letter of credit commitments of $53.8 million. Scheduled maturities of certificate of deposits during the twelve months following June 30, 2007 amounted to $78.7 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $631,300 for the six months ended June 30, 2007, compared to an increase of $1.15 million for the six months ended June 30, 2006. Net cash from operating activities was $1.16 million for the six months ended June 30, 2007, compared to $1.83 million during the same period of 2006. The changes reflect fluctuations in normal operating activities.

Net cash used in investing activities was $2.8 million during the six months ended June 30, 2007, compared to net cash used in investing activities of $16.6 million for the six months ended June 30, 2006. Stronger loan growth during the first six months of 2006 than what occurred during 2007 constituted the majority of the difference.

Net cash from financing activities was $2.3 million for the six months ended June 30, 2007, compared to net cash from financing activities of $15.9 million for the six months ended June 30, 2006. Less growth in time deposits offset by an increase in demand deposits during the June 2007 six month period represented the majority of this decrease. This decline reflects the lower required liquidity levels needed in 2007 to fund loan growth when compared to 2006.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $700,000 of dividends to the Company during the first six months of 2007, while it paid $1.0 million in dividends to the Company during the six months ended June 30, 2006. At June 30, 2007, the Bank's retained earnings available for the payment of dividends was $3.3 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2007, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at June 30, 2007 and December 31, 2006.



                                    Analysis of Capital

                                                              June 30,          December 31,
(Dollars In Thousands)                                          2007                2006
                                                         -------------------  ------------------

Tier 1 Capital:
       Common stock                                       $             687    $            687
       Additional paid-in capital                                     8,392               8,373
       Retained earnings                                             17,815              16,953
       Accumulated other comprehensive income                          (148)                113
                                                         -------------------  ------------------
             Total capital (GAAP)                                    26,746              26,126
       Less: Intangibles                                               (387)               (402)
       Net unrealized gain on debt and equity securities                148                (113)
                                                         -------------------  ------------------
             Total Tier 1 capital                                    26,507              25,611


Tier 2 Capital:
       Allowable allowances for loan losses                           2,289               2,269
       Net unrealized gains on equity securities                         65                 180
                                                         -------------------  ------------------
             Total Tier 2 capital                         $          28,861    $         28,060
                                                         ===================  ==================

Risk-weighted assets                                      $         187,217    $        185,991

Capital Ratios (1):
       Tier 1 risk-based capital ratio                               14.16%              13.77%
       Total risk-based capital ratio                                15.42%              15.09%
       Tier 1 capital to average adjusted
             total assets                                            10.18%               9.93%





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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2007. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $208,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $19,000.

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

Item 4 - Submission of Matters to a Vote of Stockholders

During the Company's Annual Meeting on April 17, 2007, the Stockholders voted to reelect Terrell E. Boothe and D. Page Elmore as directors of the Company.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K was filed during April 2007 relative to the Company's March 31, 2007 earnings release dated April 19, 2007.

(c) Form 8-K was filed during June 2007 relative to razing and rebuilding plans of one of the Company's subsidiary bank branch locations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                            August 14, 2007
--------------------------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                            August 14, 2007
--------------------------------------------------------------------------------
Steven M. Belote
Senior Vice President and
Chief Financial Officer

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


Date: August 14, 2007
                                /s/ Scott C. Harvard
                                -----------------------------------------------
                                Scott C. Harvard
                                President and Chief Executive Officer

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


Date: August 14, 2007
                              /s/ Steven M. Belote
                              -------------------------------------------------
                              Steven M. Belote
                              Chief Financial Officer and Senior Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                /s/ Scott C. Harvard
                                -----------------------------------------------
                                Scott C. Harvard
                                President and Chief Executive Officer

Date:  August 14, 2007





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              /s/ Steven M. Belote
                              -------------------------------------------------
                              Steven M. Belote
                              Chief Financial Officer and Senior Vice President

Date:  August 14, 2007





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.