Form 10-Q
period 2007-09-30
SHORE FINANCIAL CORP
filed 2007-11-13
CIK 1045690

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2007

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes ___X___    No_______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer_____ Accelerated filer____ Non-accelerated filer__X__

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes _____ No___X___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                           Yes_____  No_____

Number of shares of Common Stock outstanding as of November 12, 2007:  2,500,927

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of
                               September 30, 2007 and December 31, 2006

                           Consolidated Statements of Income for the Three and
                               Nine Months Ended September 30, 2007 and 2006

                           Consolidated Statements of Stockholders' Equity for
                               the Nine Months Ended September 30, 2007 and 2006

                           Consolidated Statements of Cash Flows for the Nine
                               Months Ended September 30, 2007 and 2006

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

                                   SIGNATURES



                                  Consolidated Statements of Financial Condition


                                                                            September 30,           December 31,
                                                                                2007                  2006
-------------------------------------------------------------------------------------------------------------------

                                ASSETS


Cash (including interest-earning deposits of
     approximately $5,179,300 and $2,267,000, respectively)            $         14,537,400     $        9,469,800
Investment securities:
     Available-for-sale (amortized cost of $24,124,700 and
         $27,791,300, respectively)                                              24,129,600             27,965,300
     Other investments, at cost                                                   2,727,100              2,442,700
Loans receivable, net                                                           213,945,800            207,725,200
Premises and equipment, net                                                       7,320,200              7,044,300
Other assets                                                                      6,459,300              6,028,700
                                                                       --------------------------------------------

                                                                       $        269,119,400     $      260,676,000
                                                                       ============================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Interest-bearing                                              $        170,893,400     $      172,548,300
         Noninterest-bearing                                                     28,783,400             25,554,500
                                                                       ---------------------   --------------------
            Total deposits                                                      199,676,800            198,102,800

Advances from Federal Home Loan Bank                                             40,633,300             35,233,300
Other liabilities                                                                 1,349,200              1,213,600
                                                                       --------------------------------------------
            Total liabilities                                                   241,659,300            234,549,700
                                                                       --------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
         shares authorized; none issued and
         outstanding                                                                      -                      -
     Common stock, par value $.275; 6,000,000
         shares authorized; 2,500,927 and
         2,497,327 issued and outstanding, respectively                             687,800                686,800
     Additional capital                                                           8,400,000              8,372,600
     Retained earnings                                                           18,370,500             16,953,400
     Accumulated other comprehensive income (loss)                                    1,800                113,500
                                                                       --------------------------------------------
            Total stockholders' equity                                           27,460,100             26,126,300
                                                                       --------------------------------------------

                                                                       $        269,119,400     $      260,676,000
                                                                       ============================================


                    The accompanying notes are an integral part of these financial statements.






      Consolidated Statements of Income

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                              ---------------------------------    ----------------------------------------
                                                  2007                 2006               2007                  2006
-------------------------------------------------------------------------------    ----------------------------------------

Interest and dividend income
     Loans                                    $   3,799,700      $   3,480,400     $        11,049,900      $    9,984,200
     Investments
         Taxable interest                           232,400            264,400                 701,600             847,100
         Tax-exempt interest                         60,500             39,300                 181,200             110,300
         Dividends                                   71,400             68,000                 207,600             180,800
                                              ---------------------------------    ----------------------------------------
          Total interest and dividend income      4,164,000          3,852,100              12,140,300          11,122,400
                                              ---------------------------------    ----------------------------------------

Interest expense
     Deposits                                     1,416,800          1,374,900               4,359,600           3,500,200
     FHLB/other advances                            456,900            398,000               1,215,600           1,254,800
                                              ---------------------------------    ----------------------------------------
          Total interest expense                  1,873,700          1,772,900               5,575,200           4,755,000
                                              ---------------------------------    ----------------------------------------

Net interest income                               2,290,300          2,079,200               6,565,100           6,367,400

Provision for loan losses                            12,400             13,500                  24,100              50,200
                                              ---------------------------------    ----------------------------------------

Net interest income after
     provision for loan losses                    2,277,900          2,065,700               6,541,000           6,317,200
                                              ---------------------------------    ----------------------------------------

Noninterest income
     Deposit account fees                           594,600            578,600               1,710,100           1,738,000
     Loan fees                                       30,700             28,800                  86,600              82,400
     Mortgage banking fees                           33,900             29,300                 159,300              78,700
     Commissions on investment brokerage sales      100,900             67,100                 282,600             257,600
     Gains (losses) on sales of securities           (7,800)            52,600                  15,700              52,600
     Other                                           59,600             61,800                 198,600             191,400
                                              ---------------------------------    ----------------------------------------
          Total noninterest income                  811,900            818,200               2,452,900           2,400,700
                                              ---------------------------------    ----------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                 1,072,000            954,200               3,201,300           2,810,200
     Occupancy and equipment                        444,500            453,700               1,299,400           1,292,500
     Data processing                                188,500            188,100                 613,300             604,000
     Professional fees                               86,500             90,800                 286,300             283,800
     Marketing and promotion                         53,600             34,100                 129,200              97,300
     Loss on disposals of fixed assets                    -                  -                 147,900                   -
     Other                                          215,400            190,700                 601,300             583,600
                                              ---------------------------------    ----------------------------------------
          Total noninterest expense               2,060,500          1,911,600               6,278,700           5,671,400
                                              ---------------------------------    ----------------------------------------

Income before income taxes                        1,029,300            972,300               2,715,200           3,046,500

Income taxes                                        298,900            301,400                 773,400             944,400
                                              ---------------------------------    ----------------------------------------

Net income                                    $     730,400      $     670,900     $         1,941,800      $    2,102,100
                                              =================================    ========================================

Cash Dividends Declared Per Share             $        0.07      $        0.07     $              0.21      $         0.18
                                              =================================    ========================================

Earnings Per Common Share:
         Basic                                $        0.29      $        0.27     $              0.78      $         0.84
                                              =================================    ========================================

         Diluted                              $        0.29      $        0.27     $              0.77      $         0.83
                                              =================================    ========================================



              The accompanying notes are an integral part of these financial statements.





                                            Consolidated Statements of Stockholders' Equity


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                        Number of       Common         Additional       Retained       Comprehensive
                                          Shares         Stock          Capital         Earnings       Income (Loss)         Total
                                       -----------  --------------------------------------------------------------------------------


Balance, December 31, 2005               2,074,207    $  684,500    $   8,267,400   $  14,631,400    $       45,300  $   23,628,600

Common stock cash dividend
    declared                                     -             -                -        (435,900)                -        (435,900)

Exercise of stock options                    2,620           900           57,900               -                 -          58,800

Tax benefit associated with the
    exercise of stock options                    -             -            8,100               -                 -           8,100

6-for-5 Stock Split                        415,316          (100)               -            (800)                -            (900)

Comprehensive income (loss)                      -             -                -       2,102,100            74,800       2,176,900
                                        -----------  -------------------------------------------------------------------------------

Balance, September 30, 2006              2,492,143    $  685,300    $   8,333,400   $  16,296,800    $      120,100  $   25,435,600
                                        ===========  ===============================================================================

Balance, December 31, 2006               2,497,327    $  686,800    $   8,372,600   $  16,953,400    $      113,500  $   26,126,300

Common stock cash dividend
    declared                                     -             -                -        (524,700)                -        (524,700)

Exercise of stock options                    3,600         1,000           21,700               -                 -          22,700

Tax benefit associated with the
    exercise of stock options                    -             -            5,700               -                 -           5,700

Comprehensive income                             -             -                -       1,941,800          (111,700)      1,830,100
                                        -----------  -------------------------------------------------------------------------------

Balance, September 30, 2007              2,500,927    $  687,800    $   8,400,000   $  18,370,500    $        1,800  $   27,460,100
                                        ===========  ===============================================================================




                        The accompanying notes are an integral part of these financial statements.




                        Consolidated Statements of Cash Flows


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                        2007          2006
-----------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income                                                   $   1,941,800  $   2,102,100
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                                       24,100         50,200
        Depreciation and amortization                                  516,500        566,800
        Amortization of premium and accretion
          of discount on securities, net                                (7,900)         8,400
        Gain on sale of investment securities                          (15,700)       (52,600)
        Loss on disposal of fixed assets                               147,900              -
        Increase in cash surrender value of life insurance            (118,000)      (109,500)
        Tax benefit of stock options exercised                           5,700          8,100
        Changes in:
          Deferred loan fees                                             1,800         60,400
          Other assets                                                (302,600)       (76,500)
          Other liabilities                                            134,400        (10,400)
                                                                -------------------------------
          Net cash flows from operating activities                   2,328,000      2,547,000
                                                                -------------------------------

Cash flows from investing activities
    Purchase of available-for-sale securities                         (706,100)    (3,094,200)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                                  4,396,300      4,233,400
    Purchase of other investments                                   (2,057,800)    (1,798,700)
    Proceeds from maturities, sales and calls of
      other investments                                              1,773,400     1,976,700
    Loan originations, net of repayments                            (6,246,500)   (14,221,500)
    Purchase of premises and equipment                                (891,700)      (167,200)
                                                                -------------------------------
          Net cash flows from investing activities                  (3,732,400)   (13,071,500)
                                                                -------------------------------





                        Consolidated Statements of Cash Flows

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                        2007          2006
-----------------------------------------------------------------------------------------------

Cash flows from financing activities
    Net increase (decrease) in demand deposits                   $   9,064,000  $  (7,183,800)
    Net increase (decrease) in time deposits                        (7,490,000)    23,043,800
    Proceeds from FHLB advances                                    263,950,000    169,400,000
    Repayments of FHLB advances                                   (258,550,000)  (171,550,000)
    Proceeds from exercise of stock options                             22,700         58,800
    Payment of dividends on common stock                              (524,700)      (435,900)
                                                                -------------------------------
          Net cash flows from financing activities                   6,472,000     13,332,900
                                                                -------------------------------

Change in cash and cash equivalents                                  5,067,600      2,808,400

Cash and cash equivalents, beginning of period                       9,469,800      9,176,000
                                                                -------------------------------

Cash and cash equivalents, end of period                         $  14,537,400  $  11,984,400
                                                                ===============================


Supplemental disclosure of cash flow information

    Cash paid during the period for interest                     $   5,556,601  $   4,623,700
    Cash paid during the period for income taxes                 $     965,000  $     970,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of the prior period's information have been made to conform to the September 30, 2007 presentation.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended September 30, 2007 and 2006.


                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                   -----------------------------------------   -------------------------------------
                                                          2007                  2006                  2007               2006
                                                   ------------------     ------------------   ------------------   ----------------


Net income (numerator, basic and diluted)            $       730,400        $       670,900      $     1,941,800      $   2,102,100
Weighted average shares outstanding
(denominator)                                              2,500,500              2,492,200            2,499,400          2,491,500
                                                   ------------------     ------------------   ------------------   ----------------
 Earnings per common share - basic                   $          0.29        $          0.27      $          0.78      $        0.84
                                                   ==================     ==================   ==================   ================

Effect of dilutive securities:

Weighted average shares outstanding                        2,500,500              2,492,200            2,499,400          2,491,500
Effect of stock options                                       17,700                 28,700               22,900             26,300
                                                   ------------------     ------------------   ------------------   ----------------
Diluted average shares outstanding
(denominator)                                              2,518,200              2,520,900            2,522,300          2,517,800
                                                   ------------------     ------------------   ------------------   ----------------

Earnings per common share -
assuming dilution                                             $ 0.29                 $ 0.27      $          0.77      $        0.83
                                                   ==================     ==================   ==================   ================




NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the nine months ended September 30, 2007 and 2006:



                                             Nine Months Ended September 30,
                                           -------------------------------------
                                                 2007                2006
                                           ------------------  -----------------


Net income                                       $ 1,941,800         $2,102,100
Other comprehensive income (loss)                   (111,700)            74,800
                                           ------------------  -----------------

Total comprehensive income                       $ 1,830,100         $2,176,900
                                           ==================  =================



NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at September 30, 2007 and 2006.



                                             Nine Months Ended September 30,
                                           -------------------------------------
                                                 2007                2006
                                           ------------------  -----------------


Unrealized gains (losses) on
      available-for-sale securities:
       Unrealized holding gains (losses)
             arising during the period            $ (153,400)        $ 168,600
       Less: reclassification adjustment
             for gain included in income             (15,700)          (52,600)
                                           ------------------  -----------------

Total other comprehensive gain (loss)
     before tax effect                              (169,100)          116,000

Tax benefit (expense)                                 57,400           (41,200)
                                           ------------------  -----------------

Net unrealized gain (loss)                        $ (111,700)         $ 74,800
                                           ==================  =================




NOTE 4 - SEGMENT INFORMATION

Segment information consists of the following for the nine months ended September 30, 2007 and 2006:


                                                                                                Elimination of
                                                                                                 Intersegment
(In thousands)                                    Virginia        Maryland         Other         Transactions         Total
                                               -------------   --------------  --------------  -----------------  --------------


Net Interest Income:
     Nine Months ended September 30, 2007       $     4,907     $      1,372    $       (424)   $           710    $      6,565
     Nine Months ended September 30, 2006       $     4,836     $      1,323    $       (277)   $           485    $      6,367

Assets:
     September 30, 2007                         $   206,827     $     51,130    $     43,358    $       (32,196)   $    269,119
     December 31, 2006                          $   198,692     $     49,441    $     43,531    $       (30,988)   $    260,676



NOTE 5 - LONG-LIVED ASSETS

During the quarter ended September 30, 2007, the Bank sold a branch facility and an adjoining investment property for $375,000, resulting in a net gain of $289,000. The Bank accounted for the sale using the installment method in accordance with FASB Statement No. 66.

NOTE 6 - SUBSEQUENT EVENT

During October 2007, the Company declared a $0.08 per share quarterly cash dividend on its common stock payable on November 1, 2007 to shareholders of record on October 23, 2007.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

The Company's net income for the three months ended September 30, 2007 was $730,400, or $0.29 per diluted share, representing an 8.9% increase over earnings of $670,900, or $0.27 per diluted share, for the same period of 2006. Earnings for the nine months ended September 30, 2007 were $1.94 million, or $0.77 per diluted share, compared to $2.10 million, or $.83 per diluted share, for the 2006 nine month period.

During the third quarter, the financial markets experienced significant turmoil, primarily resulting from fallout caused by the subprime mortgage market. This turmoil contributed to the Federal Reserve's decision to lower the fed funds target rate by 50 basis points during September. Although the Company has not realized the full impact of the rate cut, it continued to benefit from upward rate adjustments on adjustable rate mortgages and lower costing wholesale funding opportunities during the quarter.

Despite a continuing soft residential real estate market, the Bank was able to generate loan growth during the quarter. Outstanding loan balances on September 30, 2007 were $216.8 million, compared to $213.7 million and $209.7 million at June 30, 2007 and September 30, 2006 respectively. The Bank's asset quality remained strong during the quarter with a non current loan to total loan ratio of 0.75% at September 30, 2007, while the Bank's allowance for loan losses to period end loans ratio was 1.32%, representing levels management considers manageable and commensurate with the risk existing in the Bank's loan portfolio.

The Company is progressing on several strategic initiatives it has undertaken to position itself for future growth and to capitalize on the changing environment in its banking markets. During September, the Bank opened its eighth branch location in Pocomoke City, Maryland. This market offers a great opportunity for the Bank to expand its footprint while complimenting the Bank's existing markets. In Salisbury, Maryland, the Bank has begun the site work for a new full service banking facility on an existing branch site. Finally, the Bank has completed the design phase and has begun the bidding process for a new full service banking facility in its Cheriton, Virginia market that will be located near the entrance to the Bay Creek Community in Cape Charles, Virginia and will provide a better facility to serve Northampton County.


Net Interest Income

Net interest margin improvement continued during the third quarter as anticipation of the Federal Reserve's actions heightened, adjustable rate mortgage loans adjusted upward and lower-costing wholesale funding opportunities became available. Accordingly, the Company's net interest margin was 3.74% and 3.62% for the three and nine months ended September 30, 2007, respectively. The quarterly margin represents a 28 basis point increase since the first quarter of 2007. Also contributing to the improved margin was the successful introduction of several new products and promotions initiated by the bank to attract new lower costing checking accounts. As a result, net interest income was $2.29 million and $6.57 million, respectively, during the three and nine month periods ended September 30, 2007, compared to $2.08 million and $6.37 million, respectively, during the same periods of 2006.

Average earning assets for the nine months ended September 2007 increased $5.1 million over the September 2006 period. Growth of $7.3 million occurred in average loans while average investments declined $2.2 million. The Bank continues to experience the majority of its loan growth in the residential real estate and commercial sectors, in spite of a decline in the number of residential properties being sold. Although the investment markets have improved during 2007, liquidity demands generated by the loan growth resulted in the decline in investment balances during the period.

Average total deposits increased to $202.1 million during the period, compared to $196.5 million during the 2006 period. Growing demand deposit accounts continues to be a challenge in the current banking environment as competition for core deposits has intensified. Average interest-bearing checking and savings demand deposits declined $3.3 million when compared to the September 2006 nine month period, while noninterest-bearing demand deposits experienced nominal growth of just under $1.0 million during the period. The Bank used retail and brokered time deposits to offset liquidity shortfalls, resulting in an increase of $8.0 million in these average balances during the comparable periods. Although pricing considerations made brokered time deposits more appealing than Federal Home Loan Bank ("FHLB") advances during most of 2006 and early 2007, recent FHLB pricing has improved and the Bank is again using them as a viable funding alternative. Average FHLB advances declined $2.0 million during the September 2007 nine month period as compared to the September 2006 period.

Interest and dividend income improved to $4.16 million and $12.14 million for the three and nine month periods ended September 30, 2007, representing increases of 8.1% and 9.2%, respectively, over the comparable 2006 amounts. A $7.3 million increase in average loans outstanding and repricing of adjustable rate mortgage loans contributed to the increase in interest and dividend income. Yields on earning assets increased 45 basis points to 6.66% during the September 2007 period which was comprised of 28 and 45 basis points increases in yields on investment securities and loans, respectively.

Interest expense for the three and nine months ended September 30, 2007 was $1.87 million and $5.58 million, respectively, representing an increase of 5.7% and 17.2%, respectively, over comparable 2006 amounts. The June 2007 quarterly and six month comparisons had increases of 13.1% and 24.1%, respectively, over the comparable 2006 periods. Therefore, growth in interest expense slowed during the September 2007 quarter when compared to the June 2007 period. The costs of total interest-bearing liabilities increased 49 basis points during the nine months ended September 30, 2007 as compared to the 2006 comparable period. Although the 45 basis point increase in yields on earnings assets did not fully offset the increase in funding costs, the gap has significantly improved from 22 basis points reflected in the June 2007 to June 2006 six month comparison to the 4 basis points existing in the September 2007 to September 2006 nine month comparison. This improvement reflects a leveling of funding costs during the 2007 third quarter. The interest rate environment improved during the third quarter with the slope of the yield curve taking a more positive direction. Additionally, the Bank continues to generate more growth in several new products and promotions initiated during 2007 to attract new lower costing checking accounts.

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



                               Average Balances, Income and Expenses, Yields and Rates

                                                                         Nine Months Ended September 30,
                                               --------------------------------------------------------------------------
                                                               2007                                  2006
                                               ------------------------------------  ------------------------------------
                                                 Average      Income/     Yield/       Average      Income/     Yield/
(Dollars In Thousands)                           Balance      Expense      Rate        Balance      Expense      Rate
                                               -----------  ----------- -----------  -----------  ----------- -----------

Assets:
            Securities (1)                     $   29,619   $    1,104       4.97%   $   31,830   $    1,119       4.69%
            Loans (net of unearned income):
                  Real estate mortgage            120,468        5,700       6.31%      114,076        5,024       5.87%
                  Commercial                       75,648        4,262       7.51%       73,078        3,827       6.98%
                  Home equity lines                13,796          879       8.50%       15,584          932       7.97%
                  Consumer                          3,042          209       9.16%        2,950          201       9.08%
                                                 ---------    ---------               ----------    ---------
                      Total loans                 212,954       11,050       6.92%      205,688        9,984       6.47%
            Interest-bearing deposits
                  in other banks                    2,494           80       4.28%        2,433           76       4.16%
                                                 ---------                            ----------
                                                              ---------                             ---------
                      Total earning assets        245,067       12,234       6.66%      239,951       11,179       6.21%
                                                              ---------                             ---------
            Less: allowance for loan losses        (2,866)                               (2,874)
            Total nonearning assets                20,122                                18,830
                                                 ---------                            ----------
            Total assets                       $  262,323                            $  255,907
                                                 =========                            ==========

Liabilities
            Interest-bearing deposits:
                  Checking and savings         $   65,643   $      708       1.44%   $   68,988   $      449       0.87%
                  Time deposits                   108,597        3,651       4.48%      100,557        3,051       4.05%
                                                 ---------    ---------               ----------    ---------

                      Total interest-bearing
                      deposits                    174,240        4,359       3.34%      169,545        3,500       2.75%

            FHLB advances                          32,424        1,216       5.00%       34,423        1,255       4.86%
                                                 ---------    ---------               ----------    ---------
                      Total interest-bearing
                      liabilities                 206,664        5,575       3.60%      203,968        4,755       3.11%
                                                              ---------                             ---------
            Non-interest bearing liabilities:
                  Demand deposits                  27,889                                26,957
                  Other liabilities                   846                                   392
                                                 ---------                            ----------

            Total liabilities                     235,399                               231,317
            Stockholders' equity                   26,924                                24,590
                                                 ---------                            ----------

            Total liabilities and stockholders'
                  equity                       $  262,323                            $  255,907
                                                 =========                            ==========

            Net interest income (1)                      $    6,659                            $    6,424
                                                           =========                             =========

            Interest rate spread (1)(2)(3)                                3.06%                                 3.10%
            Net interest margin (1)(4)                                    3.62%                                 3.57%


(1)      Tax equivalent  basis. The tax equivalent  adjustment to net interest income was $94,000 and $57,000 for the nine months ended September 30, 2007 and 2006, respectively.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on interest-bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.


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

The following table presents the Company's interest sensitivity position at September 30, 2007. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.


                                           Interest Sensitivity Analysis

                                                                            September 30, 2007
                                             --------------------------------------------------------------------------------
                                                 Within            91-365          1 to 5            Over
(Dollars In Thousands)                           90 Days            Days            Years           5 Years         Total
                                             --------------   ---------------  ----------------  -------------  -------------

Interest-Earning Assets:
       Loans (1)                              $    53,364      $     70,474     $      86,206     $    6,756      $  216,800
       Securities (2)                               2,995             1,998            14,377          7,487          26,857
       Money market and other
           short term securities                    5,179                 -                 -              -           5,179
       Other earning assets                             -                 -                 -          3,679           3,679
                                             --------------   ---------------  ----------------  -------------  --------------

       Total earning assets                   $    61,538      $     72,472     $     100,583     $   17,922      $  252,515
                                             ==============   ===============  ================  =============  ==============
       Cumulative earning assets              $    61,538      $    134,010     $     234,593     $  252,515      $  252,515
                                             ==============   ===============  ================  =============  ==============


Interest-Bearing Liabilities:
       Money market savings                   $    16,688      $          -     $           -     $        -      $   16,688
       Interest checking (3)                            -                 -            30,294              -          30,294
       Savings (3)                                  2,508               926            16,062              -          19,496
       Certificates of deposit                     37,766            42,229            23,539            881         104,415
       FHLB advances                               15,200            18,000             7,000            433          40,633
                                             --------------   ---------------  ----------------  -------------  --------------

       Total interest-bearing liabilities     $    72,162      $     61,155     $      76,895     $    1,314      $  211,526
                                             ==============   ===============  ================  =============  ==============
       Cumulative interest-bearing
           liabilities                        $    72,162      $    133,317     $     210,212     $  211,526      $  211,526
                                             ==============   ===============  ================  =============  ==============

       Period gap                             $   (10,624)     $     11,317     $      23,688     $   16,608      $   40,989
       Cumulative gap                         $   (10,624)     $        693     $      24,381     $   40,989      $   40,989
       Ratio of cumulative interest-earning
           assets to interest-bearing
           liabilities                              85.28%           100.52%           111.60%        119.38%         119.38%
       Ratio of cumulative gap to total
           earning assets                           (4.21%)            0.27%             9.66%         16.23%          16.23%



(1)  Includes nonaccrual loans of $709,000, which are spread throughout the categories.
(2)  Management has determined that interest checking and savings accounts are not as sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.




Noninterest Income

The Company's noninterest income was $811,900 for the September 2007 quarter, compared to $818,200 for the September 2006 quarter end, while non interest income was $2.45 million and $2.40 million for the nine months ended September 30, 2007 and 2006, respectively. The Bank's mortgage banking division has posted significant gains in fee income during 2007 with an increase from $78,700 during the 2006 nine month period to $159,300 during the 2007 comparable period. While fees levied on insufficient funds continues to be down from the 2006 period, other deposit fee categories have experienced substantial growth as the Bank increases the number of retail and commercial deposit relationships.

Provision for Loan Losses

With asset quality remaining strong during the last several quarters, the Company has not been required to make significant contributions to the provision for loan loss. The $24,100 and $50,200 contributed during the September 2007 and 2006 nine month periods, respectively, primarily related to overdraft deposit accounts. Management considers the allowance for loan loss to be commensurate with the risk existing in the Bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses and related risk in the loan portfolio.

Noninterest Expense

The Company's noninterest expense was $2.06 million during the September 2007 quarter, compared to $1.91 million during the 2006 three month period. Excluding the 2007 second quarter branch property write off of $148,000, noninterest expense for the nine months ended September 30, 2007 was $6.13 million, compared to $5.67 million during the 2006 nine month period. The expense for the first nine months of 2007 included additional personnel employed to enhance the Company's loan administration, operations, mortgage banking and internet banking divisions, as well as, normal annual salary and benefit adjustments. These additional personnel and enhancements should enable the Company to further capitalize on the growth opportunities existing in its markets. Fluctuations in other expense categories were fairly nominal when compared to the 2006 period.


Financial Condition

The Company's total assets were $269.1 million at September 30, 2007, compared to $260.7 million at December 31, 2006. The Company experienced 2.1% growth in assets during the third quarter, spearheaded by a $3.1 million increase in net loans from June 2007 to September 2007. Although the real estate market continues to be weak the Bank is still experiencing activity in the residential real estate and commercial lending sectors as a result of opportunities created by recent bank mergers and bank consolidation.

Deposits were $199.7 million at September 30, 2007, compared to $198.1 million at December 31, 2006. Noninterest-bearing deposits grew $3.2 million, or 12.6%, during the first nine months of 2007, while interest-bearing deposits were down $1.7 million. $2.9 million in brokered deposits matured during the second quarter which contributed to the decline in interest-bearing deposits.

Stockholders' equity was $27.5 million at September 30, 2007, representing an increase of $1.33 million since December 31, 2006. This increase is made up of comprehensive income of $1.83 million, consisting primarily of $1.94 million of net income, offset by common stock dividends of $524,700 ($0.21 per share) during the period.

During October 2007, the Company declared a $0.08 per share quarterly cash dividend on its common stock payable on November 1, 2007 to shareholders of record on October 23, 2007.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $709,000 at September 30, 2007, compared to $931,000 at December 31, 2006. As to nonaccrual loans existing at September 30, 2007, approximately $11,000 of interest income would have been recognized during the nine months then ended if interest thereon had accrued. Included in nonaccrual loans are two loans totaling $146,000 to the same borrower that the Bank has identified as impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The Bank has determined that its total exposure on these loans is approximately $139,000 and, accordingly, has allocated a specific reserve in that amount. Although these loans were current at September 30, 2007, the Bank will recognize interest income on a cash basis going forward.

At September 30, 2007, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.1 million. In addition, other performing loans, totaling $7.7 million, existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.


                                                 Nonperforming Assets


                                                                           September 30,            December 31,
(Dollars In Thousands)                                                         2007                     2006
                                                                       ----------------------  ------------------------

Nonaccrual loans:
       Commercial                                                        $                60      $                 73
       Real estate mortgage                                                              501                       832
       Home equity lines of credit                                                       143                        24
       Consumer                                                                            5                         2
                                                                           ------------------       -------------------

       Total nonaccrual loans                                                            709                       931
Other real estate owned                                                                    -                         -
                                                                           ------------------       -------------------

       Total nonperforming assets                                        $               709      $                931
                                                                           ==================       ===================

Loans past due 90 or more days
       accruing interest                                                                   -                         -
Allowance for loan losses to
       nonaccrual loans                                                              402.54%                   308.59%
Nonperforming assets to period end
       loans and other real estate owned                                               0.33%                     0.44%




Set forth below is a table detailing the allowance for loan losses for the periods indicated.


                                              Allowance for Loan Losses


                                                                                        September 30,
                                                                       ------------------------------------------------
(Dollars In Thousands)                                                         2007                     2006
                                                                       ----------------------  ------------------------

Balance, beginning of period                                             $             2,873      $              2,851
Loans charged off:
       Commercial                                                                          -                         -
       Real estate mortgage                                                                -                         -
       Consumer                                                                         (119)                     (120)
                                                                       ----------------------  ------------------------

       Total loans charged-off                                                          (119)                     (120)
                                                                       ----------------------  ------------------------

Recoveries:
       Commercial                                                                          -                        19
       Real estate mortgage                                                                -                         -
       Consumer                                                                           76                        74
                                                                       ----------------------  ------------------------

       Total recoveries                                                                   76                        93
                                                                       ----------------------  ------------------------

Net recoveries (charge-offs)                                                             (43)                      (27)
Provision for loan losses                                                                 24                        50
                                                                       ----------------------  ------------------------

Balance, end of period                                                   $             2,854      $              2,874
                                                                       ======================  ========================

Allowance for loan losses to loans
       outstanding at end of period                                                    1.32%                     1.37%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                                            402.54%                   414.12%

Net charge-offs (recoveries) to average loans
       outstanding during period                                                      0.020%                    0.050%




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

At September 30, 2007, the Company had outstanding loan, line of credit and letter of credit commitments of $53.3 million. Scheduled maturities of certificate of deposits during the twelve months following September 30, 2007 amounted to $80.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $5.07 million for the nine months ended September 30, 2007, compared to an increase of $2.80 million for the nine months ended September 30, 2006. Net cash from operating activities was $2.33 million for the 2007 nine month period, compared to $2.55 million during the same period of 2006. The changes reflect fluctuations in normal operating activities.

Net cash used in investing activities was $3.73 million during the nine months ended September 30, 2007, compared to net cash used in investing activities of $13.07 million for the 2006 nine month period. Stronger loan growth and more investing activity during the first nine months of 2006 than what occurred during 2007 accounted for the majority of the difference.

Net cash from financing activities was $6.47 million for the nine months ended September 30, 2007, compared to net cash from financing activities of $13.33 million for the 2006 nine month period. The Bank was steadily growing time deposits during the first nine months of 2006 to meet liquidity needs whereas the Bank has been less aggressive in this area in 2007 and more active in growing demand deposits.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank paid $700,000 of dividends to the Company during the first nine months of 2007, while it paid $1.0 million in dividends to the Company during the nine months ended September 30, 2006. At September 30, 2007, the Bank's retained earnings available for the payment of dividends was $4.0 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2007, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at September 30, 2007 and December 31, 2006.


                                    Analysis of Capital

                                                       September 30,        December 31,
(Dollars In Thousands)                                      2007                2006
                                                     -------------------  ------------------

Tier 1 Capital:
       Common stock                                   $             688    $            687
       Additional paid-in capital                                 8,400               8,373
       Retained earnings                                         18,371              16,953
       Accumulated other comprehensive income                         2                 113
                                                        ----------------     ---------------
             Total capital (GAAP)                                27,461              26,126
       Less: Intangibles                                           (355)               (402)
       Net unrealized gain on debt and equity securities             (2)               (113)
                                                        ----------------     ---------------
             Total Tier 1 capital                                27,104              25,611


Tier 2 Capital:
       Allowable allowances for loan losses                       2,307               2,269
       Net unrealized gains on equity securities                     33                 180
                                                        ----------------     ---------------
             Total Tier 2 capital                     $          29,444    $         28,060
                                                        ================     ===============

Risk-weighted assets                                  $         188,908    $        185,991

Capital Ratios (1):
       Tier 1 risk-based capital ratio                           14.35%              13.77%
       Total risk-based capital ratio                            15.59%              15.09%
       Tier 1 capital to average adjusted
             total assets                                        10.35%               9.93%





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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at September 30, 2007. In the model, a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $167,000 while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to decrease by $43,000.

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

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a) Certifications pursuant to subsections 302 and 906 of the Sarbanes-Oxley Act of 2002.
(b) Form 8-K was filed during July 2007 relative to the Company's June 30, 2007 earnings release dated July 17, 2007. (c) Form 8-K was filed during July 2007 relative to the Bank's plans to open a new banking location in Pocomoke, Maryland.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Scott C. Harvard                                         November 13, 2007
-------------------------------------------------------------
Scott C. Harvard
President and
Chief Executive Officer

/s/ Steven M. Belote                                         November 13, 2007
-------------------------------------------------------------
Steven M. Belote
Senior Vice President and
Chief Financial Officer

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


Date: November 13, 2007
                              /s/ Scott C. Harvard
                              --------------------------------------
                              Scott C. Harvard
                              President and Chief Executive Officer

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


Date: November 13, 2007
                              /s/ Steven M. Belote
                              -------------------------------------------------
                              Steven M. Belote
                              Chief Financial Officer and Senior Vice President

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              /s/ Scott C. Harvard
                              ------------------------------------------
                              Scott C. Harvard
                              President and Chief Executive Officer

Date:  November 13, 2007





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

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  November 13, 2007





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.