Form 10-K
period 2007-12-31
SHORE FINANCIAL CORP
filed 2008-03-11
CIK 1045690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-23847

SHORE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1873994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25020 Shore Parkway, Onley, Virginia 23418

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (757) 787-1335

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.275 par value	The NASDAQ Stock Market LLC
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

On June 30, 2007, the aggregate market value of the 2,108,615 shares of Common Stock of the registrant outstanding on such date, excluding shares held by affiliates of the registrant, was approximately $28.7 million. This figure is based on the closing price of $13.59 per share of the registrant’s Common Stock on June 30, 2007.

The number of shares outstanding of the registrant’s common stock as of March 5, 2008.

Class	Outstanding at March 5, 2008
Common Stock, $0.275 par value	2,504,479

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

PART I

Item 1.

BUSINESS

General

Shore Financial Corporation (the “Company”) is a Virginia corporation organized in September 1997 by Shore Bank (the “Bank”) for the purpose of becoming a unitary holding company of the Bank. The Company’s assets primarily consist of its investment in the Bank and approximately $5.0 million in cash and other investments. The business and management of the Company consists of the business and management of the Bank. The Bank is a Virginia chartered Federal Reserve member commercial bank that began business in 1961. The Company and the Bank are headquartered in Onley, Virginia.

The Bank operates out of a 19,000 square foot headquarters and operations facility and delivers its banking services through eight full-service banking centers and two investment offices located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton in Virginia and the Pocomoke City/Worcester County and Salisbury/Wicomico County market areas in Maryland. The Bank has a 22.6% market share of the banking deposits in the Accomack and Northampton Counties in Virginia and 3.1% of the market share in Wicomico County, Maryland, based on June 30, 2007 deposit information. The Pocomoke facility opened during September 2007 and, therefore, did not factor into the June 2007 deposit data. However, as of December 31, 2007, the Pocomoke facility had deposits totaling $4.0 million, which would represent 3.2% of the Pocomoke City deposit market as of June 30, 2007 on a pro forma basis. At December 31, 2007, the Company had consolidated assets of $266.7 million, Bank deposits of $196.6 million and stockholders’ equity of $27.7 million. Ninety-six dedicated employees staff the Company’s facilities.

The Bank offers a full menu of banking products and services in the communities it serves. For business customers, the Bank offers checking, cash management, remote deposit capture, credit card merchant services, internet banking and a variety of loan options, including operating lines of credit, equipment loans and real estate loans. The Bank is a leading real estate lender in its Virginia markets. For consumers, the Bank offers a totally free checking account, along with telephone and internet banking services, check cards, free use of the Bank’s twenty-two ATMs and a full compliment of retail banking products. The Bank has a mortgage banking division that offers a wide variety of residential loans that are originated on a pre-sold basis. The Bank does not securitize these loans.

The Company also offers other services that complement the core financial services offered by the Bank. The Bank’s subsidiary, Shore Investments, Inc. (“Shore Investments”), provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products through its two locations and the Bank’s eight banking centers. An investment officer with over sixteen years of experience in the investment brokerage field manages Shore Investment’s Virginia office, while a Certified Financial Planner is the investment officer in its Maryland office. Shore Investments has also invested in a Virginia title insurance agency, Bankers Title, LLC, that enables the Bank to offer title insurance policies to its real estate loan customers.

On January 8, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hampton Roads Bankshares, Inc. (“HRB”). The Merger Agreement sets forth the terms and conditions of HRB’s acquisition of the Company through the merger of the Company with and into HRB (the “Merger”). Shore Bank, a wholly-owned subsidiary of the Company, will become a wholly-owned subsidiary of HRB in the Merger and will operate separately from the Bank of Hampton Roads, a wholly-owned subsidiary of HRB.

Market Area

The Bank’s headquarters/operations center and five banking centers are located in Accomack and Northampton Counties, which together form the Eastern Shore of Virginia. These two counties run approximately seventy miles from the Maryland state line south and have thousands of miles of coastline on the Chesapeake Bay and its tributaries on the west and the Atlantic Ocean on the east. They represent the southern portion of the Delmarva (Delaware-Maryland-Virginia) Peninsula.

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

Accomack County, Virginia is the home of NASA’s Wallops Island Space Facility and the Regional Space Port Authority, as well as the tourist destinations of Chincoteague Island and the Assateague National Wildlife Refuge that draw over one million visitors annually. Until the recent slowdown in real estate activity, residential development was vibrant in Accomack County and is expected to continue in coming years. The space flight facility has recently had several successful rocket launches and plans exist for future launches and growth. Additionally, plans and funding initiatives have began for a Wallops Research Park that will house commercial operations that support the space flight facility as well as Basys, a company that retrofits large aircraft for private use and employs over one hundred people.

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

During 2007, the Bank opened its eighth banking location in Pocomoke City, Maryland. Pocomoke is located in Worcester County, Maryland on the Maryland-Virginia border. It represents a new banking market for the Company that provides growth opportunities from the ever expanding Ocean City/Snow Hill markets and the bordering county of Somerset. Additionally, the branch serves the Bank’s customers located in northern Accomack County and allows the Bank to expand its customer base in this area. Since its opening in late September 2007, growth in the branch has exceeded expectations.

Competition

In its market area, the Bank competes with regional commercial banks and independent community banks with multiple offices on the Eastern Shore. These and certain other non-bank competitors have greater financial resources, diversified markets, and branch networks than the Bank and may be able to offer similar services at varying costs with higher lending limits. With nationwide banking, the Bank also faces the prospect of additional competitors entering its market area.

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

The Bank faces substantial competition in attracting deposits from other banks, money market and mutual funds, credit unions, insurance companies and brokerage houses. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenience and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, having convenient business hours and by marketing the service it provides as the only locally-owned independent bank on the Eastern Shore of Virginia, one of four in Salisbury/Wicomico, Maryland and one of five in Pocomoke/Worcester, Maryland.

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

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are disclosed but not reflected in its annual financial statements, including commitments to extend credit. At December 31, 2007, commitments to extend credit totaled $50.3 million.

One-to-Four Family Residential Real Estate and Land Lending. The Bank’s primary lending program has been the origination of loans secured by one-to-four family residences and land, virtually all of which are located in its market area. At December 31, 2007, one-to-four family real estate and land loans aggregated $119.9 million or 54.1% of the Bank’s gross loans. The Bank evaluates both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate. Generally, loans are made with a loan to value up to 90% for conventional mortgage loans on primary residences. The Bank generally originates mortgage loans that have an adjustable rate feature in which the rate changes every one, three or five years, but also offers some fifteen and thirty year fixed rate residential mortgages. Most adjustable rate loans are tied to comparable maturity U.S. Treasury Bills. Where loans are not indexed, they generally have a balloon feature. Additionally, the Bank offers conforming fixed rate mortgages through its mortgage banking division. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. Accordingly, it is possible that, during periods of rising interest rates, the risk of defaults on adjustable rate mortgages (“ARMs”) may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending. The Bank makes local construction loans, primarily residential and small commercial loans. The construction loans are secured by the property for which the loan was obtained. At December 31, 2007, construction loans outstanding were $5.5 million or 2.5% of gross loans. The average life of a construction loan is less than twelve months and they either reprice daily based on the prime rate or are fixed during the construction period.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans. Various types of commercial real estate secure these loans, including multifamily residential buildings, commercial buildings and offices, and raw land used for development. At December 31, 2007, commercial real estate loans aggregated $69.4 million or 31.3% of the Bank’s gross loans. The interest rates on commercial real estate loans are usually fixed for 1 to 5 years, generally amortize over 5 to 25 years and may have a call provision. The Bank’s commercial real estate loans are secured by properties in its market area.

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

Commercial Loans. At December 31, 2007, commercial loans aggregated $9.2 million or 4.2% of the Bank’s gross loans. Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurably higher yields. To manage these risks, the Bank generally secures appropriate collateral and carefully monitors the financial condition of its large commercial exposures. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow generated by its business and are often secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. The Bank has a credit review and monitoring system to regularly review the cash flow and collateral of commercial borrowers.

Consumer Lending. The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, home equity lines of credit, automobile loans, deposit account loans and installment and demand loans. At December 31, 2007, the Bank had consumer loans of $17.7 million or 8.0% of gross loans. Such loans are generally made to customers with whom the Bank has a preexisting relationship and are generally in amounts of under $200,000. The Bank originates virtually all of its consumer loans in its market area

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Employees

At December 31, 2007, the Company had 87 full-time and 9 part-time employees. The Company considers relations with its employees to be good.

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

Insurance of Accounts. The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. The new law merged the old Bank Insurance Fund and Savings Association Insurance Fund into the single Deposit Insurance Fund (the “DIF”). On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the bank has one. The new rates for most banks will vary between five and seven cents for every $100 of domestic deposits.

Applied to the Bank’s assessment base of approximately $202.9 million, this translates to an annual deposit premium estimated to be between $101,500 and $142,000. Most banks, including Shore Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks had assessment credits to initially offset all of their premiums in 2007. The assessment credit for the Bank was calculated at $126,900. The assessment credit was not recognized up front, but has been recognized as a reduction in deposit premiums that would otherwise have been due. At December 31, 2007, the Company had $48,000 of this credit remaining to offset future deposit insurance premiums. The Company anticipates this credit to continue offsetting premiums through the second quarter of 2008, after which it will begin incurring quarterly premiums of approximately $25,000 based on the Bank’s December 2007 assessment base. The level of annual deposit premiums is dependent on the amount of the Bank’s deposit assessment base.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject. In fact, at December 31, 2007, the Bank exceeded all of its regulatory capital requirements, with total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets ratios of 13.57%, 12.31% and 8.77%, respectively.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of the Company’s most critical estimates are the level of the allowance for credit losses and the valuation of certain assets, including available-for-sale investment securities and real estate owned. Due to the inherent nature of these estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant loss or impairment of its investment securities and real estate owned assets. For more information on the sensitivity of these estimates, refer to the Critical Accounting Policies and Judgments section of Part II.

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

Item 2.

PROPERTIES

The Company’s headquarters is located at 25020 Shore Parkway, Onley, Virginia, a two story colonial brick building built in 2004 that houses the Company’s corporate offices and operations center. The Bank operates eight branch banking offices (5 in Virginia, 2 in Salisbury, Maryland and 1 in Pocomoke City, Maryland), owning five of them free of any encumbrances, owning the building of one branch site free of any encumbrances, but is leases the land under an agreement expiring in 2009, with two remaining five-year renewals and leases the other two branch locations on a temporary basis. The Bank leases the temporary locations (one being a formed owned property sold during 2007) under two year leases to house two of its branches while the new locations are being constructed. Shore Investments leases office space under an agreement expiring in 2010, with two optional five-year renewal periods.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “SHBK.” The following table sets forth the per share high and low closing prices along with dividends that were paid quarterly on the common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low	Cash Dividends Paid
2006
First Quarter	$15.13	$13.96	$0.058
Second Quarter	$14.67	$13.75	$0.058
Third Quarter	$17.56	$13.75	$0.058
Fourth Quarter	$15.90	$14.50	$0.070

2007
First Quarter	$14.75	$13.36	$0.070
Second Quarter	$14.45	$13.00	$0.070
Third Quarter	$13.83	$12.50	$0.070
Fourth Quarter	$13.30	$11.33	$0.080

At February 22, 2008, there were 2,502,967 shares of common stock outstanding held by 878 stockholders of record.

Performance Graph

The following graph compares, for the five years ended December 31, 2007, the yearly cumulative total shareholder return on the Company’s common stock with (1) the yearly cumulative total shareholder return on stocks included in the Nasdaq composite stock index and (2) the yearly cumulative total shareholder return on stocks included in the SNL stock index for banks of with less than $500 million in total assets.

There can be no assurance that the Company’s stock performance in the future will continue with the same or similar trends depicted in the graph below.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Shore Financial Corporation	100.00	170.89	207.25	180.51	190.60	159.53
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank < $500M Index	100.00	145.97	168.49	178.39	187.41	152.17

Dividend Policy

On January 8, 2008, the Company declared a $0.08 per share quarterly cash dividend paid on February 1, 2008 to shareholders of record on January 25, 2008. The Company hopes to continue with a quarterly cash dividend on its common stock in the future. Any future determination as to payment of cash dividends will be at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. During the years ended December 31, 2007 and 2006, the Bank paid $700,000 and $1.0 million, respectively, in dividends to the Company.

Item 6.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data:
Interest income	$16,257	$15,113	$12,851	$10,697	$9,501
Interest expense	7,452	6,618	4,414	3,275	3,275
Net interest income	8,805	8,495	8,437	7,422	6,226
Provision (recovery) for loan losses	(73)	59	304	419	380
Noninterest income	3,400	3,392	2,379	1,920	1,889
Noninterest expense	8,440	7,739	6,644	5,559	4,780
Income taxes	1,107	1,156	1,193	1,011	893

Net income	$2,731	$2,933	$2,675	$2,353	$2,062

Per Share Data:
Net income - basic (1)	$1.09	$1.18	$1.08	$0.95	$0.84
Net income - dilutive (1)	1.08	1.16	1.06	0.93	0.83
Cash dividends (1)	0.29	0.25	0.22	0.18	0.14
Book value at period end	11.08	10.46	11.39	10.64	9.80
Tangible book value at period end	10.95	10.30	11.17	10.39	9.51
Average shares outstanding (000’s) (1)	2,500	2,492	2,485	2,474	2,444
Balance Sheet Data (period end):
Assets	$266,667	$260,676	$247,419	$237,689	$196,550
Loans, net of unearned income and allowance	218,887	207,725	192,697	175,995	140,207
Securities	22,894	30,408	32,351	38,972	40,611
Deposits	196,564	198,103	188,970	192,737	158,891
Stockholders’ equity	27,721	26,126	23,629	21,959	20,201
Performance Ratios:
Return on average assets	1.04%	1.14%	1.10%	1.08%	1.11%
Return on average equity	10.05%	11.76%	11.74%	11.01%	10.64%
Net interest margin	3.63%	3.57%	3.75%	3.72%	3.63%
Efficiency (2)	68.05%	63.99%	63.54%	59.47%	59.70%
Asset Quality Ratios:
Allowance for loan losses to period end loans	1.22%	1.36%	1.49%	1.35%	1.41%
Allowance for loan losses to nonaccrual loans	340.35%	308.59%	267.95%	253.05%	362.68%
Nonperforming assets to period end loans and foreclosed properties	0.36%	0.44%	0.56%	0.53%	0.39%
Net charge-offs (recoveries) to average loans	0.05%	0.02%	-0.08%	0.01%	-0.01%
Capital and Liquidity Ratios:
Leverage (3)	10.40%	10.02%	9.55%	9.24%	10.28%
Risk-based:
Tier 1 capital	14.36%	13.77%	13.21%	12.74%	14.37%
Total capital	15.60%	15.09%	14.53%	14.14%	15.74%
Average loans to average deposits	106.48%	104.48%	96.93%	87.60%	79.78%

(1)	Earnings per share, dividends per share and average share data adjusted to reflect the six-for-five stock split effected by the Company during August 2006.
(2)	Computed by dividing noninterest expense, net of nonrecurring expenses, by the sum of net interest income and noninterest income, net of security gains and losses.
(3)	Computed as a percentage of stockholders’ equity to period end assets.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

The year 2007 represented a challenging period for the financial services world. The economy slowed as the real estate boom enjoyed over the past several years came to a halt and the cost of oil and consumer goods rose. Many large homebuilders and mortgage companies faced significant financial challenges due to the lack of housing demand and resulting mortgage demand. The true repercussions of the subprime loan business, a business not participated in by the Company, occurring in recent years reared its ugly head, also playing a large part in the mortgage company failures. The large financial institutions and investment firms holding the mortgage-backed securities, collateralized debt obligations and other offshoot products of the mortgage industry ended taking asset devaluations in the billions of dollars as the demand for these securities, that once appeared endless, became virtually nonexistent. Additionally, it became apparent that many of the subprime loans could not be repaid by the borrowers.

As a result of the subprime fallout, financial markets became nervous with access to low cost funding proving difficult as the capital markets became volatile and suspect of the industry as a whole. If this financial debacle wasn’t enough, rising energy costs began significantly affecting the cost of common goods and services, resulting in a decline in the average consumer’s disposal income. As this ordeal played out, it became rather apparent that many individuals had been living off of the rising equity in their homes in recent years as a result of the real estate boom and had become engrossed in debt that many couldn’t afford to service. Although the majority smaller financial institutions such as the Company do not engage in many of the business activities impacting the larger institutions during 2007, the disruptions in the capital markets and the economy as a whole impacted the Company’s financial performance during 2007.

The Company entered 2007 knowing even before the subprime meltdown came to light the year would be challenging. The real estate industry continued its decline that began during 2006 and, with the yield curve being relatively flat and funding costs continuing to rise, the Company’s net interest margin entered the year under significant pressure. In spite of these challenges, the Company was able to accomplish many strategic initiatives during the year and improve its net interest margin substantially.

During 2007, the Bank added its eighth branch in Pocomoke City, Maryland with growth already exceeding expectations; established three new advisory boards; began construction on a branch rebuild in Salisbury, Maryland and a branch relocation in Cape Charles, Virginia; added significant strength to its management team with the hiring of four experienced bank executives; introduced remote deposit capture to its commercial customers with twenty-four outlets operating after only seven months of offering the product; initiated a significant Online Banking upgrade which has resulted in a 40% increase in usage; rebranded the Bank’s image through the use of an outside marketing firm; implemented several successful deposit products and promotions; and culminated the year with the negotiation and subsequent announcement of the Company’s proposed merger with Hampton Roads Bankshares.

As for 2007 operating results, the Company producing earnings of $2.73 million during the year, compared to $2.93 million in 2006. These results represented shareholder return of $1.08 per diluted share compared to $1.16 in 2006. Although many of the aforementioned strategic initiatives impacted earnings, the Company benefited immediately from many of them during 2007 and should continue to do so going forward. The Company also benefited from other factors during the year, including an increase in its net interest margin from a low of 3.31% during January 2007 and 3.57% during 2006 to 3.63% for the 2007 year. As expected, interest rates in the Bank’s adjustable rate mortgage loan portfolio began adjusting up as a result of the Federal Reserve’s aggressive monetary policy of interest rate tightening during the first half of 2006. Additionally, the Bank’s mortgage banking operation experienced a 69.8% increase in fees generated during the year as compared to 2006.

The Company’s total assets grew to $266.7 million at December 31, 2007, compared to $260.7 million at December 31, 2006, primarily resulting from a 5.2% increase in loans. Total gross loans ended 2007 at $221.6 million, compared to $210.6 million at December 31, 2006. Total deposits ended the year at $196.6 million, compared to $198.1 million at December 31, 2006. Continued growth in the Bank’s real estate loan portfolio, specifically those secured by one-to-four family residences, represented the largest portion of the increase. Deposits were impacted by the continued challenges and aggressive market competition surrounding retail funding and the maturity of $5.0 million in brokered certificates of deposit that were obtained during 2006. The Company’s shareholders’ equity was $27.7 million at December 31, 2007, compared to $26.1 million at the prior year end.

The Bank’s loan portfolio quality remained strong during 2007. The Bank experienced net loan charge-offs of $101,000 during 2007, which is 0.05% of average loans during the period, while the level of nonperforming assets to period end loans was 0.36% at December 31, 2007. The Bank had no other real estate owned (“OREO”) or other foreclosed assets at December 31, 2007 and maintained an allowance for loan losses to period end loans of 1.22%.

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

Interest Income

2007 Compared to 2006

During the year ended December 31, 2007, the Company earned $16.3 million in interest income, representing a 7.6% increase over the $15.1 million earned for the year ended December 31, 2006. The Company’s net interest income benefited from the improvement in its net interest margin and loan growth.

Contributing to the improved net interest margin was a 34 basis point increase in yields on earning assets from 6.33% during 2006 to 6.67% for the 2007 year. Loan yields made up the majority of this increase by improving from 6.57% during 2006 to 6.92% during 2007. Investment yield improved 14 basis points to 5.01% during the year.

Average loans outstanding increased $8.0 million to $214.3 million from $206.3 million during 2006. The Bank’s real estate mortgage loan portfolio experienced the most growth with an increase of 5.8% in average balances outstanding, while average commercial loans increased 3.8% and average consumer loans (including home equity lines) declined 7.9%. Real estate mortgage loan balances, which include construction loans, averaged $121.1 million during 2007, while commercial and consumer loans averaged $76.3 million and $16.8 million, respectively. The Bank realized gross loan production of $66.4 million during 2007 compared to $82.0 million during 2006, which illustrates the impact of a declining real estate market and the economy in general.

Average securities declined by $3.1 million to $28.4 million during 2007 compared to $31.5 million during 2006 as the Company continued using maturing securities to fund liquidity needs while the retail deposit market remained competitive. Also, profitable investment opportunities continued to be scarce during most of the year.

2006 Compared to 2005

During the year ended December 31, 2006, the Company earned $15.1 million in interest income, representing a 17.6% increase over the $12.9 million earned for the year ended December 31, 2005. The Company’s net interest income benefited from growth in its loan portfolio and improved yields on earning assets, but was negatively impacted by increasing cost of funding.

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

Interest Expense

2007 Compared to 2006

The Company’s interest expense increased $900,000 to $7.5 million during the year ended December 31, 2007 compared to $6.6 million during 2006, slowing significantly from prior year’s growth levels and contributing to the margin improvement. As mentioned, retail deposit growth remained challenging with total average deposits, including noninterest-bearing demand deposits, increasing only 1.9% to $201.2 million during the year ended December 31, 2007 from $197.4 million during 2006. Average interest-bearing liabilities increased 1.4% to $207.0 million during 2007, as compared to $204.1 million during 2006, while the cost of interest-bearing liabilities increased 36 basis points from 3.24% during 2006 to 3.60% during 2007. The Company’s cost of funds (including demand deposits) was 3.17% during 2007, compared to 2.86% for the year ended December 31, 2006.

Interest rates rose quickly during the Federal Reserve’s aggressive tightening campaign between 2005 and 2006, resulting in a significant impact on the Company’s relatively short duration funding portfolio. As the rate increases ceased and ultimately resulted in the Federal Reserve lowing interest rates during late 2007, the Company’s funding costs became more manageable. Notwithstanding the current decline occurring primarily in short-term interest rates, the inability to attract significant low cost deposits continues to put pressure on funding costs. The Company does not expect a change in this trend for the immediate future.

The existing competition for retail deposits becomes very apparent when analyzing checking and savings account balances. Average account balances in this category were $65.5 million during 2007 and the cost of these funds for the year was 1.46%, representing a 2.3% decline in averages balances and a 50 basis point increase in cost over the prior year. To compensate for this decline and generate adequate liquidity to fund loan demand, the Bank continued to aggressively price its time deposits. Accordingly, average time deposit balances increased to $107.6 million and the cost of these funds increased by 30 basis points to 4.48% for the year. Average Federal Home Loan Bank (“FHLB”) borrowings and their related costs were flat during the year at $33.8 million and 4.94%, respectively, although the Bank began relying on them more late in the year as brokered deposits matured with new brokered deposit funding costs being noncompetitive and normal seasonal deposit declines occurred.

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

Average checking and savings account balances were $67.1 million during 2006 and the cost of these funds for the year was 96 basis points, representing a 18 basis point increase over the prior year. Average time deposit balances were $103.4 million and the cost of these funds increased by 93 basis points to 4.18% for the year. As part of the increased reliance on wholesale funding during 2006, the Bank purchased $7.0 million of brokered deposits and average Federal Home Loan Bank (“FHLB”) borrowings increased by $5.1 million to $33.7 million during the year. Of the total FHLB borrowings outstanding at December 31, 2006, $12.5 million represent amounts with fixed terms up to seven years while the remaining balance floats based on an overnight rate. The cost of these funds increased 133 basis points to 4.92% during 2006.

Net Interest Income

2007 Compared to 2006

As a result of the factors discussed above, the Company’s net interest income increased 3.6% to $8.8 million during the year ended December 31, 2007 as compared to $8.5 million in 2006. Although the Company realized improvement in its net interest margin during 2007, the ever-changing interest rate environment and competition continues to make additional margin improvement challenging.

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

Average Balances, Income and Expenses, Yields and Rates

	Years Ended December 31,
	2007			2006			2005
(Dollars In Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Securities (1)	$28,394	$1,424	5.01%	$31,504	$1,533	4.87%	$38,141	$1,607	4.21%
Loans (net of unearned income):
Real estate mortgage	121,144	7,653	6.32%	114,500	6,837	5.97%	97,888	5,503	5.62%
Commercial	76,326	5,744	7.53%	73,529	5,207	7.08%	70,573	4,540	6.43%
Home equity lines	13,738	1,151	8.38%	15,286	1,242	8.13%	15,636	985	6.30%
Consumer	3,069	284	9.25%	2,962	271	9.15%	2,319	205	8.84%

Total loans	214,277	14,832	6.92%	206,277	13,557	6.57%	186,416	11,233	6.03%
Interest-bearing deposits in other banks	3,019	125	4.14%	2,385	109	4.57%	2,481	81	3.26%

Total earning assets	245,690	16,381	6.67%	240,166	15,199	6.33%	227,038	12,921	5.69%

Less: allowance for loan losses	(2,860)			(2,873)			(2,611)
Total nonearning assets	20,394			19,239			19,841

Total assets	$263,224			$256,532			$244,268

Liabilities
Interest-bearing deposits:
Checking and savings	$65,533	$959	1.46%	$67,053	$641	0.96%	$79,600	$620	0.78%
Time deposits	107,638	4,823	4.48%	103,381	4,322	4.18%	85,165	2,766	3.25%

Total interest-bearing deposits	173,171	5,782	3.34%	170,434	4,963	2.91%	164,765	3,386	2.06%
FHLB advances	33,785	1,670	4.94%	33,668	1,655	4.92%	28,601	1,028	3.59%

Total interest-bearing liabilities	206,956	7,452	3.60%	204,102	6,618	3.24%	193,366	4,414	2.28%

Non-interest bearing liabilities:
Demand deposits	28,064			27,005			27,556
Other liabilities	1,035			475			554

Total liabilities	236,055			231,582			221,476
Stockholders’ equity	27,169			24,950			22,792

Total liabilities and stockholders’ equity	$263,224			$256,532			$244,268

Net interest income (1)		$8,929			$8,581			$8,507

Interest rate spread (1)(2)(3)			3.07%			3.09%			3.41%
Net interest margin (1)(4)			3.63%			3.57%			3.75%

(1)	Presented on a tax equivalent basis. The tax equivalent adjustment to net interest income was $125,000, $86,000 and $70,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Interest rate spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is derived by dividing net interest income by average total earning assets.

The following table describes the impact on the interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to the mixture of volume and rate has been allocated solely to rate changes.

Volume and Rate Analysis

	Years Ended
	December 31, 2007 compared to December 31, 2006			December 31, 2006 compared to December 31, 2005			December 31, 2005 compared to December 31, 2004
	Change Due To:			Change Due To:			Change Due To:
(Dollars In Thousands)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Assets:
Securities	$(151)	$42	$(109)	$(280)	$206	$(74)	$(43)	$53	$10
Loans (net of unearned income):
Real estate mortgage	397	419	816	934	400	1,334	811	(39)	772
Commercial	198	339	537	190	477	667	704	356	1,060
Home equity lines	(126)	35	(91)	(22)	279	257	8	260	268
Consumer	10	3	13	57	9	66	(14)	(1)	(15)

Total loans	479	796	1,275	1,159	1,165	2,324	1,509	576	2,085
Interest-bearing deposits in other banks	29	(13)	16	(3)	31	28	4	52	56

Total earning assets	$357	$825	$1,182	$876	$1,402	$2,278	$1,470	$681	$2,151

Liabilities
Interest-bearing deposits:
Checking and savings	$(15)	$333	$318	$(98)	$119	$21	$32	$121	$153
Time deposits	178	323	501	592	964	1,556	1	206	207

Total interest-bearing deposits	163	656	819	494	1,083	1,577	33	327	360
FHLB advances	6	9	15	182	445	627	315	464	779

Total interest-bearing liabilities	169	665	834	676	1,528	2,204	348	791	1,139

Change in net interest income	$188	$160	$348	$200	$(126)	$74	$1,122	$(110)	$1,012

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

The following table presents the Company’s interest sensitivity position at December 31, 2007. This one-day position, which continually is changing, is not necessarily indicative of the Company’s position at any other time.

Interest Sensitivity Analysis

	December 31, 2007
(Dollars In Thousands)	Within 90 Days	91-365 Days	1 to 5 Years	Over 5 Years	Total
Interest-Earning Assets:
Loans (1)	$54,202	$73,519	$88,161	$5,704	$221,586
Securities (2)	2,352	2,002	12,366	6,174	22,894
Money market and other short term securities	4,037	—	—	—	4,037
Other earning assets	—	—	—	3,720	3,720

Total earning assets	$60,591	$75,521	$100,527	$15,598	$252,237

Cumulative earning assets	$60,591	$136,112	$236,639	$252,237	$252,237

Interest-Bearing Liabilities:
Money market savings	$16,911	$—	$—	$—	$16,911
Interest checking (3)	—	—	32,096	—	32,096
Savings (3)	2,306	1,053	14,577	—	17,936
Certificates of deposit	37,173	41,992	21,940	531	101,636
FHLB advances	11,700	7,000	22,000	417	41,117

Total interest-bearing liabilities	$68,090	$50,045	$90,613	$948	$209,696

Cumulative interest-bearing liabilities	$68,090	$118,135	$208,748	$209,696	$209,696

Period gap	$(7,499)	$25,476	$9,914	$14,650	$42,541
Cumulative gap	$(7,499)	$17,977	$27,891	$42,541	$42,541
Ratio of cumulative interest-earning assets to interest-bearing liabilities	88.99%	115.22%	113.36%	120.29%	120.29%
Ratio of cumulative gap to total earning assets	-2.97%	7.13%	11.06%	16.87%	16.87%

(1)	Includes nonaccrual loans of $793,000, which are spread throughout the categories.
(2)	All securities without specific maturities are included in the 1 to 5 years category since they are not considered as sensitive to interest rate changes.
(3)	Management has determined that interest checking and savings accounts, excluding $996,000 in savings accounts with more frequent rate adjustment terms, are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years and over 5 years categories, respectively.

Noninterest Income

2007 Compared to 2006

During the year ended December 31, 2007, the Company’s noninterest income was $3.40 million compared to $3.39 million in 2006. Noninterest income benefited from growth in mortgage banking fees and investments brokerage commissions, while a decline in loan production impacted loan fees during the year. Also impacting noninterest income for the year was a $135,500 decline in net gains from investing activities as compared to the prior year. Excluding gains from investing activities, core noninterest income increased 4.5% over that earned in 2006.

Mortgage banking fees increased 69.8% to $221,700 during 2007 as compared to 2006, while investment brokerage commissions grew to $387,400, or 14.9%, over the prior year. Although industry wide the mortgage banking business struggled and qualifying criteria became more stringent as a result of the subprime debacle, opportunities continued to exist in our markets for well qualified, long-term fixed rate loan products. These loans are pre-sold to third parties so the Company does not fund or securitize these products.

Accordingly, the Company does not have the exposure on its balance sheet and to its earnings that has plagued other companies in the financial services industry. Investment brokerage commissions benefited from increased activity and an increase in the Company’s commission percentage as a result of the improved production levels.

The Bank generates loan fees from late charges and prepayment penalties on loans and deposit account fees from charges related insufficient funds, check printing, cashiers checks, service charges, ATM, check cards and others. While these fees are generally core earnings that are not interest sensitive and have provided a stable source of income for the Bank, they can fluctuate during different economic cycles. With the reduction in gross loan production and loan prepayment activity, loan fees declined by 21% during 2007, while deposit account fees were relatively flat at $2.3 million during 2007 as a result of a flattening in courtesy overdraft fees generated. The Bank instituted a courtesy overdraft program during 2006 which, as expected, resulted in a significant increase in fees during 2006 over the prior year. However, also as anticipated, the initial boost in revenue realized during the first year of the program moderated to normal levels going forward.

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

Noninterest Expense

2007 Compared to 2006

During the year ended December 31, 2007, the Company’s noninterest expenses increased to $8.29 million from $7.74 million during 2006, while its efficiency ratio was 68.05% compared to 63.99% for 2006. As previously mentioned, the Company tackled many strategic initiatives during 2007 that will provide benefits going forward, but will impact noninterest expense in the short-term. One such initiative is rebuilding the Salisbury, Maryland branch facility which generated a $147,900 net loss upon disposal of the old facility. The 2007 expense included cost associated with opening the Bank’s eighth banking facility and additional personnel employed to enhance the Company’s loan administration, operations, mortgage banking and internet banking divisions, as well as, normal annual salary and benefit adjustments. Additionally, the Bank instituted a new marketing and branding program during the year that entailed a significant upfront investment, but will generate a more consistent message in the markets it serves.

As a result of the additional personnel, the new branch, normal salary and benefit adjustments and higher commissions paid to mortgage banking and investment brokerage employees due to production increases, compensation and benefits increased by 9.10% to $4.25 million during the year ended December 31, 2007, as compared to $3.90 million for the year ended December 31, 2006. In spite of the branch addition and the leasing of two temporary locations due to the branch rebuild and branch relocation, occupancy and equipment expenses remained flat at $1.91 million during 2007, while data processing expenses increased a nominal 2.8% to $821,100. The new marketing and branding initiative caused marketing and promotion expenses to increase 54.7% to $204,700, while expenses related to the pending merger caused professional fees to increase 9.3% to $435,900. Other noninterest expenses increased to $670,300, or 11.6%, primarily resulting from higher employee expenses, courier costs and expenses related to increased check card and deposit account activity.

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

The Company also took on other customer service initiatives, including expansion of the Bank’s ATM network by seventeen machines, additional internet banking services and other new deposit products. As a result of these initiatives, occupancy and equipment expenses increased 9.8% to $1.91 million during 2006, compared to $1.74 million for 2005, while data processing costs, professional fees and other expenses increased 4.8%, 26.0% and 14.2%, respectively.

Provision for Loan Losses

2007 Compared to 2006

During the year ended December 31, 2007, the Company incurred a net reduction of $72,600 in the provision for loan losses, primarily resulting from an $118,000 downward adjustment to the allowance for loan losses. As discussed under the Asset Quality section below, management evaluates the allowance for loan losses on a regular basis using a methodology that considers various risk factors in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies. During the fourth quarter of 2007, the methodology revealed an excess in the allowance for loan losses and, accordingly, the Bank made the appropriate adjustment. Excluding this adjustment, the loan loss provision was $45,400 which primarily relates to the courtesy overdraft product and is fairly consistent with the $58,700 incurred during 2006.

2006 Compared to 2005

During 2006, the Company’s provision for loan losses was $58,700, primarily consisting of write-offs related to the Bank’s new courtesy overdraft product instituted during 2006. This amount represents a $245,000 decrease from the 2005 provision of $303,700, primarily resulting from the Bank’s methodology for evaluating the allowance for loan losses indicating that 2006 levels were commensurate with the risk existing in the Bank’s loan portfolio at that time.

Financial Condition

Loan Portfolio

The Bank’s loan portfolio is comprised of real estate mortgage loans, construction loans, commercial loans, home equity loans, and consumer loans. The primary market areas in which the Bank originates loans are the counties of Accomack and Northampton, Virginia, Salisbury/Wicomico County, Maryland and Pocomoke City/Worcester County, Maryland.

Total loans (excluding allowances for loan losses) increased to $221.6 million at December 31, 2007, a 5.2% increase over the $210.6 million outstanding at December 31, 2006. The growth resulted from gross loan production of approximately $66.4 million, primarily in the category of residential real estate. Residential real estate (including construction and land loans) increased 6.1% during 2007, while commercial loans grew 5.7% and consumer and home equity loans were flat during the year.

The following table summarizes the composition of the Bank’s loan portfolio at the dates indicated.

Loan Portfolio

	December 31,
(Dollars In Thousands)	2007	2006	2005	2004	2003
Residential mortgage	$119,910	$111,890	$97,245	$86,537	$72,339
Commercial mortgage	69,448	64,698	61,917	59,414	39,621
Commercial - other	9,168	9,682	9,590	8,673	8,568
Real estate construction (1)	5,492	6,340	9,026	5,658	4,005
Home equity lines of credit	13,882	14,743	15,293	15,581	14,951
Consumer	3,842	3,381	2,559	2,378	2,508

Total loans	221,742	210,734	195,630	178,241	141,992

Less:
Deferred loan (fees) cost, net	(156)	(136)	(82)	158	217
Allowance for loan losses	(2,699)	(2,873)	(2,851)	(2,404)	(2,002)

Net loans	$218,887	$207,725	$192,697	$175,995	$140,207

(1)	Amounts are disclosed net of loans in process of approximately $2.9 million, $2.8 million, $5.9 million, $4.2 million and $3.1 million for 2007, 2006, 2005, 2004 and 2003, respectively.

The following table sets forth the composition of the Bank’s loan portfolio by percentage at the dates indicated.

Loan Portfolio by Percentage

	December 31,
	2007	2006	2005	2004	2003
Residential mortgage	54.08%	53.10%	49.71%	48.55%	50.95%
Commercial mortgage	31.32%	30.70%	31.65%	33.33%	27.90%
Commercial - other	4.13%	4.59%	4.90%	4.87%	6.03%
Real estate construction	2.48%	3.01%	4.61%	3.18%	2.82%
Home equity lines of credit	6.26%	7.00%	7.82%	8.74%	10.53%
Consumer	1.73%	1.60%	1.31%	1.33%	1.77%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities of selected loans outstanding at December 31, 2007.

Maturity Schedule of Loans

	December 31, 2007
	Due in one year	Due after one year through five years	Due after five years		Ater one year
(Dollars In Thousands)				Totals	Fixed Rate	Variable Rate
Residential and commercial mortgages	$23,683	$38,015	$127,503	$189,201	$35,067	$130,532
Commercial - other	4,417	2,227	2,524	9,168	1,564	3,187
Real estate construction	5,492	0	0	5,492	0	0
Home equity lines of credit	13,882	0	0	13,882	0	0
Consumer	2,594	926	322	3,842	1,164	84

Total	$50,068	$41,168	$130,349	$221,585	$37,795	$133,803

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

Investment Securities. The carrying value of investment securities (effected for all applicable fair value adjustments) amounted to $22.9 million at December 31, 2007, compared to $30.4 million and $32.4 million at December 31, 2006 and 2005, respectively. Decreases in securities primarily resulted from loan demand during 2005 through 2007, slow deposit growth during these periods and few adequate return opportunities in the investment market. The comparison of amortized cost to fair value is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of investment securities. Investment securities consist of the following:

Investment Securities Portfolio

	Years Ended December 31,
(Dollars In Thousands)	2007	2006	2005
Amortized Cost:
U.S. Treasury and other U.S. government agencies	$7,959	$12,942	$17,546
Tax-exempt municipal bonds	6,413	6,414	3,996
Mortgage-backed securities	1,056	1,263	1,528
Corporate bonds	1,000	2,003	2,008
Common stock	2,425	2,271	1,989
Preferred stock	1,864	2,898	1,898
Other equity securities	—	—	817

Total available for sale securities	20,717	27,791	29,782
Other investment securities	2,670	2,443	2,461

Total securities	$23,387	$30,234	$32,243

Securities Available for Sale. Securities available for sale are used as part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, the need to increase regulatory capital and other factors. The fair value of securities available for sale totaled $20.2 million at December 31, 2007, compared to $28.0 million and $29.9 million at December 31, 2006 and 2005, respectively. The comparison of fair market value to amortized cost is shown in Note 3 of the notes to the financial statements. Note 3 also provides an analysis of gross unrealized gains and losses of securities available for sale. The following summarizes available for sale securities for the respective periods.

Securities Available for Sale

	Years Ended December 31,
(Dollars In Thousands)	2007	2006	2005
Fair Value:
U.S. Treasury and other U.S.government agencies	$8,056	$12,739	$17,287
Tax-exempt municipal bonds	6,433	6,414	3,988
Mortgage-backed securities	1,047	1,221	1,492
Corporate bonds	1,004	2,022	2,060
Common stock	1,928	2,691	2,369
Preferred stock	1,756	2,878	1,897
Other equity securities	—	—	797

Total available for sale securities	20,224	27,965	29,890
Other investment securities	2,670	2,443	2,461

Total securities	$22,894	$30,408	$32,351

The following table sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 2007. The weighted average yields are calculated on the basis of carrying value of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount.

Maturities of Investments

	Available-for-Sale
(Dollars In Thousands)	Amortized Cost	Fair Market Value	Weighted Average Yield
U.S. Government Agencies and other U.S. securities:
Within one year	$1,000	$998	4.00%
After one year to five years	5,982	6,034	4.30%
After five years	977	1,024	4.99%

Total	7,959	8,056	4.34%

Municipal Securities:
Within one year	—	—	0.00%
After one year to five years	2,388	2,395	3.52%
After five years	4,025	4,038	3.88%

	6,413	6,433	3.74%

Mortgage Backed Securities:
Within one year	—	—	0.00%
After one year to five years	255	252	3.47%
After five years	801	795	4.80%

	1,056	1,047	4.48%

Corporate Bonds:
Within one year	1,000	1,004	6.24%
After one year to five years	—	—	0.00%
After five years	—	—	0.00%

	1,000	1,004	6.24%

Other Securities:
No stated maturity	6,959	6,354	5.42%

Total securities	$23,387	$22,894	4.59%

Deposits

The Bank depends on deposits to fund its lending activities, generate fee income opportunities, and create a captive market for loan products. The table below presents a history of average deposits and the rates paid on interest-bearing deposit accounts for the periods indicated.

Average Deposits and Average Rates Paid

	Years Ended December 31,
	2007		2006		2005
(Dollars In Thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing deposits:
Checking and savings	$65,533	1.46%	$67,053	0.96%	$79,600	0.78%
Certificates of deposit:
Less than $100,000	78,968	4.42%	77,327	4.10%	66,146	3.16%
$100,000 and over	28,670	4.66%	26,054	4.42%	19,019	3.54%

Total interest-bearing deposits	173,171	3.34%	170,434	2.91%	164,765	2.06%
Noninterest-bearing deposits	28,064	0.00%	27,005	0.00%	27,556	0.00%

Total average deposits	$201,235	2.87%	$197,439	2.51%	$192,321	1.76%

Deposits averaged $201.2 million during the year ended December 31, 2007, an increase of 1.9% and 4.6% over the $197.4 million and $192.3 million during 2006 and 2005, respectively. Certificates of deposit accounted for the largest portion of the increase, followed by noninterest-bearing demand deposits.

The following table is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 2007.

Maturities of CD’s of $100,000 or More

	December 31, 2007
(Dollars In Thousands)	Amount	Percent
Three months or less	$10,447	37.19%
Over three months to one year	11,363	40.45%
Over one year to five years	6,282	22.36%
Over five years	—	0.00%

Total	$28,092	100.00%

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

Banking regulations established to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios for the periods indicated.

Analysis of Capital

	December 31,
(Dollars In Thousands)	2007	2006
Tier 1 Capital:
Common stock	$688	$687
Additional paid-in capital	8,400	8,373
Retained earnings	18,959	16,953
Accumulated other comprehensive income	(326)	113

Total capital (GAAP)	27,721	26,126
Less: Intangibles	(340)	(402)
Net unrealized gain (loss) on debt and equity securities	326	(113)
Net unrealized losses on equity securities	(399)	—

Total Tier 1 capital	27,308	25,611

Tier 2 Capital:
Allowable allowances for loan losses	2,341	2,269
Net unrealized gains on equity securities	15	180

Total Tier 2 capital	$29,664	$28,060

Risk-weighted assets	$190,197	$185,991

Capital Ratios (1):
Tier 1 risk-based capital ratio	14.36%	13.77%
Total risk-based capital ratio	15.60%	15.09%
Tier 1 capital to average adjusted total assets	10.28%	9.93%

(1)	The required minimum capital ratios for capital adequacy purposes, as defined collectively by the federal banking agencies, for Tier 1 risk-based capital, total risk-based capital, and Tier 1 capital to average adjusted assets was 4.0%, 8.0% and 4.0%, respectively. To be considered “well capitalized” under federal prompt corrective action regulations, these same required ratios are 6.0%, 10.0% and 5.0%, respectively. See Note 11 of the notes to the financial statements for a detail of the capital ratios.

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

Set forth below is a table detailing the allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	Years Ended December 31,
(Dollars In Thousands)	2007	2006	2005	2004	2003
Balance, beginning of period	$2,873	$2,851	$2,404	$2,002	$1,603
Loans charged off:
Commercial	(43)	—	(29)	(11)	—
Real estate mortgage	—	—	—	—	(4)
Consumer	(166)	(108)	(18)	(27)	(24)

Total loans charged-off	(209)	(108)	(47)	(38)	(28)

Recoveries:
Commercial	—	19	172	11	—
Real estate mortgage	—	—	—	—	—
Consumer	108	52	18	10	47

Total recoveries	108	71	190	21	47

Net recoveries (charge-offs)	(101)	(37)	143	(17)	19
Provision (recovery) for loan losses	(73)	59	304	419	380

Balance, end of period	$2,699	$2,873	$2,851	$2,404	$2,002

Allowance for loan losses to loans outstanding at end of period	1.22%	1.36%	1.49%	1.35%	1.41%

Allowance for loan losses to nonaccrual loans outstanding at end of period	340.35%	308.59%	267.95%	253.05%	362.68%

Net charge-offs (recoveries) to average loans outstanding during period	0.05%	0.02%	-0.08%	0.01%	-0.01%

During 2007, as has been the case over the past five years, the Bank’s charge-offs continued to be minimal. Over the past five years, charge-offs have primarily occurred in the consumer loan category. During 2004, the Bank obtained possession of property related to a loan of which $172,000 was charged during 2001. During 2005, the Bank sold the property, recovered all deficient amounts and recognized a gain of $149,000.

Although growth in the Bank’s loan portfolio during 2007 primarily occurred in the residential real estate category, a continued emphasis has been placed on growing the commercial and consumer loan categories over the last several years. Increased competition in the real estate mortgage arena and the desire to diversify contributed to this shift in lending and customer relationships. However, with this change comes increased risk associated with potential loan losses. Based on the results of management’s analysis, it believes that allowances for losses existing at December 31, 2007 are sufficient to cover any anticipated or unanticipated losses on loans outstanding in accordance with SFAS No. 5, Accounting for Contingencies.

An allocation of the allowance for loan losses in dollars and as a percent of the total allowance is provided in the following tables. Because all of these factors are subject to change, the allocation is not necessarily predictive of future loan losses in the indicated categories.

Allocation of Allowance for Loan Losses

	Commercial		Real Estate		Consumer
(Dollars In Thousands)	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance	Allowance for Loan Losses	Percentage of Loan Allowance
December 31,
2007	$1,664	61.67%	$864	32.00%	$171	6.33%
2006	1,846	64.25%	864	30.06%	163	5.68%
2005	1,949	68.37%	242	8.49%	660	23.14%
2004	1,556	64.73%	242	10.07%	606	25.20%
2003	1,175	58.69%	278	13.89%	549	27.42%

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.

Nonperforming Assets

	December 31,
(Dollars In Thousands)	2007	2006	2005	2004	2003
Nonaccrual loans:
Commercial	$135	$73	$194	$374	$126
Real estate mortgage	482	832	811	272	321
Home equity lines of credit	171	24	—	120	28
Consumer	5	2	59	184	77

Total nonaccrual loans	793	931	1,064	950	552
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$793	$931	$1,064	$950	$552

Loans past due 90 or more days accruing interest	—	—	—	—	—
Allowance for loan losses to nonaccrual loans	340.35%	308.59%	267.95%	253.05%	362.68%
Nonperforming assets to period end loans and other real estate owned	0.36%	0.44%	0.56%	0.53%	0.39%

Total nonperforming assets consist of nonaccrual loans and foreclosed properties that are not producing income for the Bank. The Bank’s policy is that whenever a loan reaches 90 days delinquent interest accruals are suspended until six months after the loan becomes current again. In recent years, the Bank has experienced strong asset quality in its loan portfolio. Over the period, low interest rates and a strong real estate market created a vibrant lending environment and provided borrowers the opportunity to finance larger purchases at lower costs. Accordingly, trends in total nonperforming assets and the related ratios have been relatively positive for the periods presented.

At December 31, 2007, no loans were identified by the Bank as impaired as defined by generally accepted accounting principles and, accordingly, no specific allowances were provided with respect to impaired loans. At December 31, 2006, the Bank identified one loan totaling $3,000 as impaired. However, the Bank did not allocate a valuation allowance for this loan at December 31, 2006. At December 31, 2005, the Bank identified $314,000 of loans as impaired with a valuation allowance allocation of $47,000. At December 31, 2004, no loans were identified by the Bank as impaired and, accordingly, no specific allowances were provided with respect to impaired loans. At December 31, 2003, the Bank identified one impaired loan totaling $126,000 with no valuation allowance being place on this loan. The Bank obtained and sold the collateral for this loan during the first quarter of 2004 with the net proceeds being sufficient to satisfy all principal and interest amounts due.

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

As of December 31, 2007, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.39 million. Additionally, other performing loans totaling $7.68 million existed that were current, but had other potential weaknesses that management considers to warrant additional monitoring. All loans in these categories are subject to constant management attention, and their status is reviewed on a regular basis. These loans are generally secured by residential and commercial real estate and equipment with appraised values that exceed the remaining principal balances on such loans.

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

The table below summarizes the Company’s balance sheet liquidity position for the periods presented. Additionally, alternative sources of liquidity are available to the Company in the wholesale funding markets including its capacity to borrow additional funds or purchase brokered certificates of deposits. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $66.1 million at December 31, 2007. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2007, the Bank had sufficient collateral pledged to borrow a total of approximately $87.3 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement. Additionally, the Bank maintains available borrowing arrangements of approximately $8.5 million with other institutions. Based on these factors, the Company maintains sufficient liquidity to meet anticipated needs.

Summary of Liquid Assets

	December 31,
(Dollars In Thousands)	2007	2006	2005
Cash and due from banks	$11,265	$9,470	$9,176
Available-for-sale and other securities	22,894	30,408	32,351

Total liquid assets	$34,159	$39,878	$41,527

Deposits and other liabilities	$238,912	$234,550	$223,790

Ratio of liquid assets to deposits and other liabilities	14.30%	17.00%	18.56%

Total cash and cash equivalents were $11.3 million at December 31, 2007, compared to $9.5 million and $9.2 million at December 31, 2006 and 2005, respectively. Net cash flows from operating activities were $3.4 million for the year ended December 31, 2007, compared to $3.7 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively. This fluctuation primarily resulted from net income growth and other changes in normal operating activities during the periods.

Net cash flows used for investing activities were $5.3 million during the year ended December 31, 2007, compared to $13.2 million and $11.1 million during the years ended December 31, 2006 and 2005, respectively. Loan growth declined in 2007 with net originations of $11.1 million, compared to net originations of $15.1 million and $17.1 million during the years ended December 31, 2006 and 2005, respectively. Other investment activities continued to be slow due to liquidity needs for loan growth.

Net cash flows from financing activities were $3.6 million for the year ended December 31, 2007, compared to $9.8 million and $7.8 million during 2006 and 2005, respectively. Deposits declined $1.5 million in 2007, primarily due to run off of retail time deposits and maturing brokered time deposits, compared to growth of $9.1 million during 2006 and a decline of $3.8 million in 2005. As has been the case over the past three year, the Bank’s deposit markets continued to be very competitive during 2007, resulting in a more challenging environment to grow retail deposits profitably. Therefore, wholesale funding sources continued to be used during 2007 to fund liquidity shortfalls. During 2006, the Bank purchased $7.0 million of brokered time deposits since they were a less expensive alternative funding source to FHLB advances at that time. However, this wholesale product was less competitive during 2007 and, therefore, the Bank relied more heavily on FHLB borrowings to meet liquidity shortfalls. Net FHLB borrowings increased $5.9 million during 2007, while they were fairly flat at $1.2 million during 2006 and increased $12.1 million during 2005.

The Bank occasionally finds it necessary to borrow funds on a short-term basis due to fluctuations in loan and deposit levels. As discussed above, the Bank has arrangements with the FHLB and other institutions whereby it may borrow funds overnight and on terms. At December 31, 2007, the Bank had $41.1 million in outstanding FHLB advances, compared to $35.2 million at December 31, 2006.

The following table details information concerning the Bank’s short-term borrowings for the periods presented.

Summary of Borrowed Funds

	December 31,
(Dollars In Thousands)	2007	2006	2005
Actual period end balances	$18,700	$24,750	$25,500
Monthly average balance of short-term borrowings outstanding during the period	$16,276	$19,542	$21,033
Weighted-average interest rate on monthly average short-term borrowings	5.29%	5.09%	3.34%
Maximum month-end balance of short-term borrowings outstanding during the period	$23,150	$29,150	$28,500

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes the Company’s significant contractual obligations, contingent liabilities and certain other commitments outstanding at December 31, 2007:

Contractural Obligations, Contingent Liabilities and Commitments

	Payments Due By Period
Contractural Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollars In Thousands)
Operating lease obligations	$329	$135	$170	$24	$—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP Federal Home Loan Bank Advances	41,117	18,700	17,000	5,000	417
Other commitments
Standby letters of credit	1,797	1,797	—	—	—
Commitments to extend credit	48,040	48,040	—	—	—

Total contractual obligations	$91,283	$68,672	$17,170	$5,024	$417

Return on Equity and Assets

The following table summarizes ratios considered to be significant indicators of the Company’s profitability and financial condition during the periods indicated.

Return on Equity and Assets

	December 31,
	2007	2006	2005
Return on average assets	1.04%	1.14%	1.10%
Return on average equity	10.05%	11.76%	11.74%
Average equity to average asset ratio	10.32%	9.73%	9.33%
Dividend payout ratio	26.61%	21.19%	20.16%

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

The estimation of fair value is significant to several of our assets, including available-for-sale (“AFS”) investment securities and OREO. AFS securities are recorded at fair value, while OREO is generally recorded at the lower of cost or fair value (less estimated selling costs). Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and are subject to material changes, which could impact our financial condition.

Impact of Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement was effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations, and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities, and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement was effective for fiscal years beginning after September 30, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired in the business combination, liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in a business combination. SFAS 141(R) also establishes disclosure requirements which will enable the users to evaluate the nature and financial effects of the business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – Amendment of ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

Effects of Inflation

The Company believes that its net interest income and results of operations have not been significantly affected by inflation during the years ended December 31, 2007, 2006 and 2005.

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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the yield curve in interest rates. Accordingly, management modeled the impact of a 200 basis point decline in interest rates and a 200 basis point increase in interest rates at December 31, 2007. The model indicates that a 200 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to decrease by $206,000, while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $61,000.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Statements of Financial Condition

	December 31, 2007	December 31, 2006
ASSETS
Cash (including interest-earning deposits of approximately $4,036,500 and $2,267,000, respectively)	$11,265,300	$9,469,800
Investment securities:
Available-for-sale (amortized cost of $20,716,600 and $27,791,300, respectively)	20,224,400	27,965,300
Other investments, at cost	2,669,600	2,442,700
Loans receivable, net	218,887,300	207,725,200
Premises and equipment, net	7,371,000	7,044,300
Other assets	6,249,700	6,028,700

Total Assets	$266,667,300	$260,676,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$168,579,200	$172,548,300
Noninterest-bearing	27,984,700	25,554,500

Total deposits	196,563,900	198,102,800
Advances from Federal Home Loan Bank	41,116,700	35,233,300
Other liabilities	1,266,000	1,213,600

Total liabilities	238,946,600	234,549,700

Stockholders’ equity
Preferred stock, par value $1 per share, 500,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.275; 6,000,000 shares authorized; 2,500,927 and 2,497,327 issued and outstanding, respectively	687,800	686,800
Additional capital	8,400,000	8,372,600
Retained earnings	18,959,200	16,953,400
Accumulated other comprehensive income (loss)	(326,300)	113,500

Total stockholders’ equity	27,720,700	26,126,300

Total Liabilities and Stockholders’ Equity	$266,667,300	$260,676,000

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
Interest and dividend income
Loans	$14,832,300	$13,556,500	$11,232,700
Investments
Taxable interest	911,700	1,143,900	1,307,600
Tax-exempt interest	241,600	167,400	135,600
Dividends	271,100	244,700	174,600

Total interest and dividend income	16,256,700	15,112,500	12,850,500

Interest expense
Deposits	5,782,500	4,962,700	3,385,900
FHLB/other advances	1,669,800	1,654,800	1,028,100

Total interest expense	7,452,300	6,617,500	4,414,000

Net interest income	8,804,400	8,495,000	8,436,500
Provision (recovery) for loan losses	(72,600)	58,700	303,700

Net interest income after provision for loan losses	8,877,000	8,436,300	8,132,800

Noninterest income
Deposit account fees	2,319,100	2,286,400	1,343,100
Loan fees	125,700	159,100	118,000
Mortgage banking fees	221,700	130,600	173,400
Commissions on investment brokerage sales	387,400	337,200	172,100
Gains from investment securities activities	74,500	210,000	166,400
Gains on sale of real estate	—	—	149,500
Other	272,000	268,600	256,900

Total noninterest income	3,400,400	3,391,900	2,379,400

Noninterest expense
Compensation and employee benefits	4,254,000	3,897,600	3,144,100
Occupancy and equipment	1,906,200	1,911,000	1,740,800
Data processing	821,100	799,000	762,200
Professional fees	435,900	398,900	316,700
Marketing and promotion	204,700	132,300	148,200
Loss on disposal of fixed assets	147,900	—	6,500
Other	670,300	600,400	525,600

Total noninterest expense	8,440,100	7,739,200	6,644,100

Income before income taxes	3,837,300	4,089,000	3,868,100
Income taxes	1,106,700	1,155,900	1,192,800

Net income	$2,730,600	$2,933,100	$2,675,300

Earnings Per Common Share:
Basic	$1.09	$1.18	$1.08

Diluted	$1.08	$1.16	$1.06

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	2,063,284	$680,900	$8,199,000	$12,494,400	$584,700	$21,959,000
Common stock cash dividend declared	—	—	—	(538,300)	—	(538,300)
Exercise of stock options, net of 1,492 of existing shares exchanged in lieu of exercise payment	10,923	3,600	59,100	—	—	62,700
Tax benefit associated with the exercise of stock options	—	—	9,300	—	—	9,300
Comprehensive income (loss)	—	—	—	2,675,300	(539,400)	2,135,900

Balance, December 31, 2005	2,074,207	684,500	8,267,400	14,631,400	45,300	23,628,600
Common stock cash dividend declared	—	—	—	(610,300)	—	(610,300)
Exercise of stock options	7,804	2,300	53,900	—	—	56,200
Compensation expense associated with the granting of stock options	—	—	40,400	—	—	40,400
Tax benefit associated with the exercise of stock options	—	—	10,900	—	—	10,900
6-for-5 Stock Split	415,316	—	—	(800)	—	(800)
Comprehensive income	—	—	—	2,933,100	68,200	3,001,300

Balance, December 31, 2006	2,497,327	686,800	8,372,600	16,953,400	113,500	26,126,300
Common stock cash dividend declared	—	—	—	(724,800)	—	(724,800)
Exercise of stock options	3,600	1,000	21,700	—	—	22,700
Tax benefit associated with the exercise of stock options	—	—	5,700	—	—	5,700
Comprehensive income (loss)	—	—	—	2,730,600	(439,800)	2,290,800

Balance, December 31, 2007	2,500,927	$687,800	$8,400,000	$18,959,200	$(326,300)	$27,720,700

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$2,730,600	$2,933,100	$2,675,300
Adjustments to reconcile to net cash provided by operating activities:
Provision (recovery of provision) for loan losses	(72,600)	58,700	303,700
Depreciation and amortization	688,900	746,200	731,500
Gains from investment securities activities	(74,500)	(210,000)	(166,400)
Gain on sale of real estate	—	—	(149,500)
Loss on disposal of fixed assets	147,900	—	6,500
Other noncash operating activities	(163,900)	(104,600)	(59,800)
Changes in:
Deferred loan fees	19,600	54,000	(34,100)
Other assets	(68,300)	(213,400)	(75,000)
Other liabilities	220,100	443,000	(255,100)

Net cash flows from operating activities	3,427,800	3,707,000	2,977,100

Cash flows from investing activities
Purchase of available-for-sale securities	(828,500)	(4,984,900)	(3,108,400)
Proceeds from maturities, sales and calls of available-for-sale securities	7,989,200	7,194,200	9,716,600
Purchase of other investments	(2,438,000)	(2,804,500)	(3,709,300)
Proceeds from maturities, sales and calls of other investments	2,211,100	2,822,700	2,981,300
Proceeds from sale of real estate	—	—	323,100
Loan originations, net of repayments	(11,109,100)	(15,141,400)	(17,144,500)
Purchase of premises and equipment	(1,099,400)	(260,800)	(115,200)

Net cash flows from investing activities	(5,274,700)	(13,174,700)	(11,056,400)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from financing activities
Net increase (decrease) in demand deposits	$8,729,700	$(13,911,500)	$(2,177,400)
Net increase (decrease) in time deposits	(10,268,600)	23,043,800	(1,590,000)
Proceeds from FHLB advances	300,900,000	169,400,000	133,600,000
Repayments of FHLB advances	(295,016,600)	(168,216,700)	(121,516,700)
Proceeds from exercise of stock options	22,700	56,200	62,700
Payment of dividends on common stock	(724,800)	(610,300)	(538,300)

Net cash flows from financing activities	3,642,400	9,761,500	7,840,300

Change in cash and cash equivalents	1,795,500	293,800	(239,000)

Cash and cash equivalents, beginning of year	9,469,800	9,176,000	9,415,000

Cash and cash equivalents, end of year	$11,265,300	$9,469,800	$9,176,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,400,600	$6,204,300	$4,288,700
Cash paid during the period for income taxes	$1,265,000	$1,220,000	$1,158,500
Conversion of Trust Preferred Stock investment to common stock	$—	$—	72,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

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

The Company’s assets primarily consist of approximately $4.7 million in cash and investments and its investment in the Bank. Currently, the Company does not participate in any other activities outside of controlling the Bank. The Bank provides a full range of banking services to individual and corporate customers through its eight banking offices located on the Eastern Shore of Virginia and Maryland, including the counties of Accomack and Northampton, Virginia, and the Salisbury/Wicomico County area in Maryland. The Company’s common stock became publicly traded in August 1997, upon completing its subscription rights and initial public offerings, which included the sale of 431,250 shares of common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments in Federal Home Loan Bank of Atlanta, Federal Reserve Bank of Richmond, VBA Investment Services, Bankers Title of Hampton Roads LLC, Community Bankers’ Bank and Maryland Financial Bank stock are stated at cost, as these securities are restricted and do not have readily determinable fair values.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

Deferred income taxes represent the cumulative tax effect from temporary differences in the recognition of taxable or deductible amounts for income tax and financial reporting purposes.

Prior to July 1, 1996, in computing federal income taxes, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income before such deduction or an amount based on a percentage of eligible loans. The applicable percentage of taxable income used for the bad debt deduction was 8%. Effective July 1, 1996, the percentage of taxable income method and the percentage of eligible loans method for determining the bad debt deduction are no longer available. At December 31, 2007, the cumulative bad debt reserve, upon which no taxes have been paid on tax returns, was approximately $1.2 million. Of this amount, $783,000 represents that portion of the cumulative bad debt reserve for which financial statement income taxes have not been provided, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is required to maintain reserves with the Federal Reserve Bank of Richmond. The aggregate daily average reserves required for the final reporting period was $25,000 for each of the years ended December 31, 2007 and 2006, which was satisfied by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangibles

The Company adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the initial scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. However, in October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This statement amends previous interpretative guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of FASB Statement No. 141, Business Combinations, and FASB No. 142 to branch acquisitions if such transactions meet the definition of a business combination.

Management has evaluated the deposit acquisition that occurred in 2002. The acquisition of the Susquehanna Bank deposits in the Salisbury, Maryland market do not qualify as a business combination and the intangible asset related to this deposit acquisition will continue to be amortized over the estimated useful life of the deposits acquired.

Stock Compensation Plans

Prior to January 1, 2006, the Company accounted for stock compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans prior to January 1, 2006 had no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost was recognized for them. On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment. The standard eliminated the ability to account for share-based compensation transactions under the intrinsic value method and required that such transactions be accounted for using a fair value-based method which results in the recognition of compensation expense in the Company’s statement of income. For the years ended December 31, 2007 and 2006, the Company recognized $900 and $40,300 of such expense, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, Accounting for Stock-Based Compensation, was issued by the FASB in December, 2002. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the Company provides disclosures as if the fair value-based method of measuring all outstanding stock options was already adopted and recognized in 2005. The following table presents the effect on net income and on basic and diluted net income per share as if the fair value-based method had been applied to all outstanding and unvested awards at December 31, 2005. Since the fair-value based method was adopted in 2006, no such disclosure is necessary for the years ended December 31, 2007 and 2006.

Years Ended December 31, 2005
(Dollars in thousands, except per share data)
Net income, as reported	$2,675,300
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116,600)

Pro forma net income	$2,558,700

Earnings per share:
Basic - as reported	$1.08

Basic - pro forma	$1.03

Diluted - as reported	$1.06

Diluted - pro forma	$1.01

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Dividend yield	2.10%	1.90%	1.90%
Expected life (years)	7.0	5.5	5.5
Expected volatility	25.00%	25.00%	25.00%
Risk-free interest rate	5.00%	4.65%	4.65%

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

Reclassifications

Certain reclassifications of the prior years’ information have been made to conform to the December 31, 2007 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Changes

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement was effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations, and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities, and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement was effective for fiscal years beginning after September 30, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

Accounting Changes (Concluded)

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired in the business combination, liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in a business combination. SFAS 141(R) also establishes disclosure requirements which will enable the users to evaluate the nature and financial effects of the business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – Amendment of ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

NOTE 3 - INVESTMENT SECURITIES

A summary of the amortized cost and estimated fair values of investment securities is as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Debt securities:
United States government and agency obligations	$7,958,900	$99,700	$(2,300)	$8,056,300
Tax-exempt municipal bonds	6,412,700	29,100	(8,500)	6,433,300
Corporate bonds	1,000,300	3,600	—	1,003,900
Mortgage-backed securities	1,056,000	—	(8,700)	1,047,300

Total debt securities	16,427,900	132,400	(19,500)	16,540,800

Marketable equity securities:
Common stock	2,424,600	33,200	(530,100)	1,927,700
Preferred stock	1,864,100	—	(107,900)	1,756,200

Total marketable equity securities	4,288,700	33,200	(638,000)	3,683,900

	20,716,600	165,600	(657,500)	20,224,700

Other investment securities (at cost):
Federal Home Loan Bank stock	2,352,400	—	—	2,352,400
Federal Reserve Bank stock	124,800	—	—	124,800
Community Bankers’ Bank stock	63,300	—	—	63,300
Banker’s Title of Hampton Roads stock	13,300	—	—	13,300
VBA Investment Services stock	95,800	—	—	95,800
Maryland Financial Bank stock	20,000	—	—	20,000

Total other investment securities	2,669,600	—	—	2,669,600

	$23,386,200	$165,600	$(657,500)	$22,894,300

NOTE 3 - INVESTMENT SECURITIES (Continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Debt securities:
United States government and agency obligations	$12,942,200	$1,200	$(204,300)	$12,739,100
Tax-exempt municipal bonds	6,414,400	21,200	(21,700)	6,413,900
Corporate bonds	2,003,300	18,600	—	2,021,900
Mortgage-backed securities	1,262,600	—	(41,300)	1,221,300

Total debt securities	22,622,500	41,000	(267,300)	22,396,200

Marketable equity securities:
Common stock	2,271,700	428,000	(9,800)	2,689,900
Preferred stock	2,897,100	13,900	(31,800)	2,879,200

Total marketable equity securities	5,168,800	441,900	(41,600)	5,569,100

	27,791,300	482,900	(308,900)	27,965,300

Other investment securities:
Federal Home Loan Bank stock	2,075,500	—	—	2,075,500
Federal Reserve Bank stock	124,800	—	—	124,800
Community Bankers’ Bank stock	63,300	—	—	63,300
Banker’s Title of Hampton Roads stock	13,300	—	—	13,300
VBA Investment Services stock	145,800	—	—	145,800
Maryland Financial Bank stock	20,000	—	—	20,000

	2,442,700	—	—	2,442,700

	$30,234,000	$482,900	$(308,900)	$30,408,000

The amortized cost and estimated fair value of debt securities at December 31, 2007 by contractual maturity are shown below:

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,000,300	$2,002,300
Due after one year through five years	8,624,800	8,680,500
Due after five years through ten years	2,975,100	3,036,700
Due after ten years	2,827,700	2,821,300

	$16,427,900	$16,540,800

At December 31, 2007 and 2006, investment securities with a carrying value of approximately $2.03 million and $974,000, respectively, were pledged as collateral for public deposits.

NOTE 3 - INVESTMENT SECURITIES (Concluded)

For the years ended December 31, 2007, 2006 and 2005, proceeds from the sales of securities available for sale amounted to $831,000, $1.4 million and $1.5 million, respectively. Gross realized gains amounted to $156,000, $231,000 and $189,000, respectively, while gross realized losses were $83,000, $21,000 and $23,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $25,000, $77,000 and $56,000, respectively.

The following table summarizes the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
United States government and agency obligations	$—	$—	$1,997,600	$(2,400)	$1,997,600	$(2,400)
Tax-exempt municipal bonds	—	—	1,705,200	(8,500)	1,705,200	(8,500)
Corporate bonds	—	—	—	—	—	—
Mortgage-backed securities	—	—	1,047,400	(8,700)	1,047,400	(8,700)
Adjustable Rate Mortgage Fund	—	—	—	—	—	—

Subtotal, debt securities	—	—	4,750,200	(19,600)	4,750,200	(19,600)

Federal Home Loan Mortgage
Corporation common stock	—	—	—	(530,100)	—	(530,100)
Preferred stock	505,000	(3,600)	836,500	(28,200)	1,341,500	(31,800)
Other equity securities	90,000	(4,100)	70,400	(5,700)	160,400	(9,800)

Subtotal, equity securities	595,000	(7,700)	906,900	(564,000)	1,501,900	(571,700)

Total temporarily impaired securities	$595,000	$(7,700)	$5,657,100	$(583,600)	$6,252,100	$(591,300)

There are a total of thirty-seven securities that have unrealized losses as of December 31, 2007: two United States government and agency securities, three United States agency MBS securities, three municipal securities, twenty-five common stock securities and four preferred stock securities. The debt securities are obligations of entities that are excellent credit risks. The impairment as noted is the result of interest rate market conditions and does not reflect on the ability of the issuers to repay the debt obligations. The losses in the common stock securities reflect recent swings in the equity markets. The impairment is the result of problems in the credit markets that should correct itself over time, resulting in a high probability of full recovery of investment. The preferred stock category represents ownership in three reputable companies whose credit ratings remain strong as measured by Moody’s and S&P. The Company maintains the ability and intent to hold all securities for the foreseeable future.

Other investment securities are accounted for using the cost method and are not included in the evaluation of impairment. However, these investments were reviewed by management and no identified events or changes in circumstances were identified that may have a significant adverse effect on their fair value.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized below:

	December 31,
	2007	2006
Real estate loans:
Coventional mortgage:
Secured by one-to-four family residences	$88,739,500	$80,245,200
Commercial mortgages	69,448,200	64,698,400
Land	31,170,100	31,645,000
Short-term construction	8,967,000	9,160,600
Home equity lines of credit	13,882,300	14,742,800
Consumer loans	3,842,000	3,380,800
Commercial loans:
Secured	5,046,900	5,348,200
Unsecured	4,121,200	4,333,500

Total loans	225,217,200	213,554,500

Less:
Loans in process	3,475,100	2,820,100
Deferred loan fees (costs), net	156,000	136,400
Allowance for loan losses	2,698,800	2,872,800

	$218,887,300	$207,725,200

The allowance for loan losses is summarized below:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,872,800	$2,850,700	$2,404,500
Provision (provision recovery) charged to expense	(72,600)	58,700	303,700
(Charge-offs) recoveries, net	(101,400)	(36,600)	142,500

Balance at end of the year	$2,698,800	$2,872,800	$2,850,700

NOTE 4 - LOANS RECEIVABLE (Concluded)

At December 31, 2007, the Bank did not identify any impaired loans as defined by generally accepted accounting principles. At December 31, 2006, the Bank identified $3,000 of loans as impaired as defined by generally accepted accounting principles. However, the Bank did not allocate a valuation allowance for this loan at December 31, 2006. At December 31, 2005, the Bank identified $314,000 of loans as impaired as defined by generally accepted accounting principles. Impaired loans at December 2005 had a valuation allowance allocation of $47,000. During late 2007, the Company had one impaired loan of which the collateral was foreclosed on and sold prior to year end. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was $37,000, $155,000 and $100,000, respectively, and interest income recognized on impaired loans, all on the cash basis, was approximately $9,000, $5,000 and $15,000, respectively. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2007, nonaccrual loans were $793,100 and no loans existed that are past due 90 days or more and still accruing interest.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$1,138,100	$739,500
Buildings	6,768,100	6,845,900
Furniture and fixtures	2,580,400	2,322,400
Computer equipment & software	1,005,500	904,800
Automobiles	110,000	145,200
Construction in process	173,700	59,300

	11,775,800	11,017,100
Less - accumulated depreciation	(4,404,800)	(3,972,800)

	$7,371,000	$7,044,300

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $626,800, $681,200 and $666,400, respectively.

NOTE 6 - DEPOSITS

Deposits accounts are summarized below:

	December 31,
	2007	2006
Demand deposits:
Noninterest-bearing	$27,984,700	$25,554,500

Interest-bearing:
Savings accounts	17,936,100	19,155,500
Checking accounts	32,096,400	24,561,300
Money market deposit accounts	16,910,500	17,108,700

Total interest-bearing	66,943,000	60,825,500

Total demand deposits	94,927,700	86,380,000
Time deposits	101,636,200	111,722,800

	$196,563,900	$198,102,800

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $28.1 million and $28.6 million at December 31, 2007 and 2006, respectively.

Time deposits outstanding at December 31, 2007 mature as follows:

Within one year	$79,154,000
One to two years	8,054,000
Two to three years	8,815,000
Three to four years	2,552,000
Four to five years	2,512,000
Thereafter	549,200

$101,636,200

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments as of December 31, 2007 and 2006 are as follows:

	Carrying Amount	Fair Value
	(in thousands)
December 31, 2007

Financial assets
Cash and cash equivalents	$11,265	$11,265
Securities	22,894	22,894
Loans, net of allowance for loan losses	218,887	221,517
Accrued interest receivable	1,119	1,119
Financial liabilities
Deposits	196,564	190,538
Advances from Federal Home Loan Bank	41,117	41,340
Accrued interest payable	646	646
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

December 31, 2006

Financial assets
Cash and cash equivalents	$9,470	$9,470
Securities	30,408	30,408
Loans, net of allowance for loan losses	207,725	208,046
Accrued interest receivable	1,140	1,140
Financial liabilities
Deposits	198,103	187,004
Advances from Federal Home Loan Bank	35,233	35,078
Accrued interest payable	594	594
Unrecognized financial instruments
Commitments to extend credit	N/A	N/A

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)

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

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings (“advances”) from the Federal Home Loan Bank (“FHLB”) are scheduled to mature as follows:

	December 31,
	2007	2006
Within one year	$18,700,000	$24,750,000
One to two years	17,000,000	3,000,000
More than two years	5,416,700	7,483,300

	$41,116,700	$35,233,300

Information regarding FHLB advances is summarized below:

	Years Ended December 31,
	2007	2006
Monthly average balance of borrowings outstanding	$33,785,100	$33,667,800

Maximum month-end balance of borrowings outstanding	$41,116,700	$42,683,300

The weighted average interest rate on advances was 4.94%, 4.92% and 3.59% for the years ended December 31, 2007, 2006 and 2005, respectively. These advances are collateralized by the Bank's investment in FHLB stock, qualifying real estate loans with a principal balance of approximately $105.3 million, and government agency and mortgage-backed securities with a fair market value of approximately $3.0 million held under a specific collateral agreement. The Bank has an available line of credit with the FHLB for up to 25% of Bank assets, or approximately $66.1 million at December 31, 2007. However, the Bank may request an increase in this borrowing capacity from the FHLB. At December 31, 2007 the Bank had sufficient collateral pledged to borrow a total of approximately $87.2 million from the FHLB. The borrowing capacity is subject to certain collateral requirements as stipulated in the FHLB borrowing agreement.

NOTE 9 - OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense consists of the following:

	Years Ended December 31,
	2007	2006	2005
Other noninterest income
Income from real estate held for investment	$5,900	$24,100	$31,600
Safe deposit box rental	24,900	20,700	21,200
Increase in BOLI cash surrender value	158,200	147,100	134,700
Miscellaneous fees and commissions	83,000	76,700	69,400

	$272,000	$268,600	$256,900

Other noninterest expense
Education and seminars	$52,200	$65,900	$39,200
Personnel costs	101,000	93,300	77,700
Travel	46,000	46,900	34,300
Courier cost	33,100	27,000	26,700
Supervisory fees	55,200	48,000	30,400
Loan costs	34,300	43,000	48,300
ATM/VISA check card fees	152,200	119,900	95,700
Insurance	38,500	41,500	36,200
Bank service charges	77,900	72,300	70,900
Deposit account write-offs	43,600	7,700	26,300
Miscellaneous	36,300	34,900	39,900

	$670,300	$600,400	$525,600

NOTE 10 - INCOME TAXES

The provision for income taxes (benefit) is summarized below:

	Years Ended December 31,
	2007	2006	2005
Current
Federal	$1,152,400	$1,413,300	$1,378,300
State	—	—	2,000

	1,152,400	1,413,300	1,380,300

Deferred
Federal	(45,700)	(257,400)	(187,500)
State	—	—	—

	(45,700)	(257,400)	(187,500)

Total
Federal	1,106,700	1,155,900	1,190,800
State	—	—	2,000

	$1,106,700	$1,155,900	$1,192,800

	December 31,
	2007	2006
Deferred tax asset
Bad debts and other provisions	$951,000	$976,000
Unrealized loss on securities available for sale	168,000	—
Other	52,000	39,300

Total deferred tax asset	1,171,000	1,015,300

Deferred tax liability
FHLB stock	70,000	70,000
Depreciation	227,000	285,000
Unrealized gain on securities available for sale	—	59,000

Total deferred tax liability	297,000	414,000

Net deferred tax asset	$874,000	$601,300

NOTE 10 - INCOME TAXES (Concluded)

The differences between expected federal and state income tax expense at statutory rates to actual income tax expense are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Federal income tax expense - at statutory rate	$1,305,000	$1,390,000	$1,315,000
Tax effect of:
Tax exempt interest income	(84,000)	(53,000)	(50,000)
BOLI cash surrender value increase	(54,000)	(50,000)	(46,000)
Dividends received deduction	(65,000)	(58,000)	(42,000)
Other, net	4,700	(73,100)	15,800

	$1,106,700	$1,155,900	$1,192,800

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which was effective January 1, 2007. FIN 48 provides a comprehensive model for how the Company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. The Company does not have any unrecognized tax benefits as defined by FIN 48 and, therefore, there was no effect on the Company’s financial position or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2004.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

NOTE 11 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank's actual capital amounts and ratios are presented in the table.

					To Be Well Capitalized Under Prompt Corrective Action Provisions

			For Capital Adequacy Purposes
	Actual
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Consolidated	$29,664	15.60%	$15,216	8.00%	$	N/A	N/A
Shore Bank	25,361	13.57%	14,954	8.00%		18,693	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$27,308	14.36%	$7,608	4.00%	$	N/A	N/A
Shore Bank	23,020	12.31%	7,477	4.00%		11,216	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$27,308	10.28%	$10,622	4.00%	$	N/A	N/A
Shore Bank	23,020	8.77%	10,498	4.00%		13,123	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$28,060	15.09%	$14,879	8.00%	$	N/A	N/A
Shore Bank	23,471	12.97%	14,473	8.00%		18,091	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$25,611	13.77%	$7,440	4.00%	$	N/A	N/A
Shore Bank	21,180	11.71%	7,236	4.00%		10,855	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$25,611	9.93%	$10,319	4.00%	$	N/A	N/A
Shore Bank	21,180	8.27%	10,247	4.00%		12,809	5.00%

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

At December 31, 2007, the Bank’s retained earnings available for the payment of dividends was $4.7 million. Accordingly, $18.8 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007.

NOTE 11 - STOCKHOLDERS’ EQUITY (Concluded)

During the year ended December 31, 2007, the Company paid quarterly cash dividends of $0.07 per share for the first, second and third quarters and $0.08 per share for the fourth quarter. During the year ended December 31, 2006, the Company paid quarterly cash dividends of $0.058 per share for the first, second and third quarters and $0.07 per share for the fourth quarter. During the year ended December 31, 2005, the Company paid quarterly cash dividends of $0.05 per share for the first and second quarters and $0.058 per share for the third and fourth quarters. During August 2006, the Company effected a six-for-five stock split. All 2005 and 2006 dividends per share have been adjusted to reflect the August 2006 stock split. On January 8, 2008, the Company declared a $0.08 per share quarterly cash dividend paid on February 1, 2008 to shareholders of record on January 25, 2008.

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

During May 2007, the Company’s Board of Directors approved the repurchase of 125,000 additional shares of common stock on the open market. The Company has not repurchased any shares of common stock under this plan.

NOTE 12 - EMPLOYEE BENEFIT PLANS

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

Employees may elect to defer 2%-15% of their compensation, with the Company making matching contributions equal to 100% of the first 3% of compensation deferred, and 50% of the next 3%. Matching contributions made by the Company under the Plan totaled approximately $120,300, $107,900 and $87,600 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company may also elect to make discretionary contributions to the Plan. Accordingly, $120,000, $120,000 and $106,000 of such contributions were made during the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans

The Company currently has one stock option plan for employees in effect – the 2001 Stock Incentive Plan (the “2001 Plan”). The 1992 Stock Option Plan expired, but certain options deemed earned are still exercisable. The Company’s 2001 Plan is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and the Bank and reward employees for outstanding performance and the attainment of targeted goals. The 2001 Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as nonqualified stock options.

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

During the years ended December 31, 2007 and 2006, the Company did not grant incentive stock options under the 2001 Plan. During the year ended December 31, 2005, the Company granted 16,897 incentive stock options under the 2001 Plan at an average exercise price of $16.40. During the years ended December 31, 2007, 2006 and 2005, the Company granted 500, 10,880 and 24,217 nonqualified stock options under the 2001 plan at an average exercise price of $13.10, $14.86 and $15.37, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (continued)

The following table represents options outstanding under the Stock Plans:

	Years Ended December 31,
	2007			2006		2005
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding - beginning of year	137,989	$11.26		136,057	$10.85	111,479	$8.43
Granted	500	13.10		10,880	14.86	41,114	15.79
Exercised	(3,600)	6.30		(8,328)	(6.74)	(14,898)	6.22
Forfeited	(4,800)	14.95		(620)	15.19	(1,638)	12.61

Outstanding - end of year	130,089	$11.35	$65,400	137,989	$11.26	136,057	$10.85

Exercisable - end of year	128,369	$11.35	$70,500	136,529	$11.26	134,857	$10.84

Weighted average fair value of options granted		$3.82			$3.89		$4.30

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $27,300, $66,100 and $100,800, respectively.

Nonvested Shares	Number of Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	1,460	$4.30
Granted	500	3.82
Vested	(240)	3.90
Forfeited	—	—

Nonvested at December 31, 2007	1,720	$3.87

As of December 31, 2007, there was $6,700 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period 4.17 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $900, $40,900 and $172,500 respectively.

Total compensation cost of share-based payment arrangements recognized in income during 2007 was $900. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $300 for 2007.

NOTE 12 - EMPLOYEE BENEFIT PLANS (Concluded)

Stock Option Plan (concluded)

Cash received from option exercises under share-based payment arrangements for 2007, 2006 and 2005 was $22,700, $56,200 and $47,000, respectively. Tax deductions from option exercises of share-based arrangements received during 2007, 2006 and 2005 was $5,700, $10,900 and $9,300, respectively. During 2006 and 2007, no outstanding shares were exchanged towards the exercise of stock options, while 1,492 outstanding shares were exchanged towards the exercise of stock options during 2005.

Other information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.56 - $8.90	57,609	3.98	$7.06	57,609	$7.06
$13.50 - $16.40	72,481	5.07	$14.87	70,761	$14.87

Outstanding at end of year	130,089			128,369

NOTE 13 - RELATED PARTY TRANSACTIONS

In the normal course of business, the Bank makes loans to and receives deposits from directors, officers and other related parties. Loans to employees are made on substantially the same terms as those prevailing at the time for comparable transactions with other borrowers, except that the interest rate is reduced by a stated amount for primary residence loans, as long as such person remains employed by the Bank. At December 31, 2007, total deposit balances outstanding of related parties were $1.0 million. A summary of related party loan activity for the periods indicated is as follows:

Balance, December 31, 2006	$4,449,400
Originations	401,100
Repayments	(1,634,600)

Balance, December 31, 2007	$3,215,900

NOTE 13 - RELATED PARTY TRANSACTIONS (Concluded)

The Bank has a lease agreement with the Bank’s former Chairman of the Board of Directors to lease a lot at Four Corners Plaza, Onley, Virginia, for $2,000 per month expiring in 2009 with two five-year renewals. Each renewal will be at the option of the Bank and the leases will be based on the previous lease rate, after being adjusted for changes in the consumer price index. Shore Investments Inc. has a lease agreement with a partnership whereby the Company’s Chairman of the Board is the majority partner. The lease is for property located in Accomac, Virginia at $1,000 per month expiring in 2010 with two five-year renewal options available if the Bank chooses to exercise them. The Bank has a lease agreement with a director for two billboard signs at $400 per month each that expires in August 2011.

All related party transactions were consummated in terms equivalent to those that prevail in arm’s length transactions.

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS

Minimum future lease payments for these operating leases are as follows:

Years Ending December 31,
2008	$134,700
2009	84,000
2010	48,000
2011	38,000
2012	24,300

$329,000

Rental expense under operating leases was $104,200, $53,400 and $30,600 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES AND OTHER RELATED PARTY TRANSACTIONS (Concluded)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include single-family residences, other residential property, commercial property and land. At December 31, 2007 and 2006, the Bank had outstanding commitments to originate loans, including outstanding construction loan commitments, with variable interest rates of approximately $11.4 million and $8.4 million, respectively. In addition, unused lines of credit, primarily at variable rates, amounted to approximately $37.1 million and $36.2 million at December 31, 2007 and 2006, respectively. Standby letters of credit at December 31, 2007 and 2006 were $1.8 million and $984,000, respectively. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

NOTE 15 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Years Ended December 31,
	2007	2006	2005
Net income (numerator, basic and diluted)	$2,730,600	$2,933,100	$2,675,300
Weighted average shares outstanding (denominator)	2,499,800	2,492,100	2,485,100

Earnings per common share - basic	$1.09	$1.18	$1.08

Effect of dilutive securities:

Weighted average shares outstanding	2,499,800	2,492,100	2,485,100
Effect of stock options	19,400	30,500	36,200

Diluted average shares outstanding (denominator)	2,519,200	2,522,600	2,521,300

Earnings per common share - assuming dilution	$1.08	$1.16	$1.06

NOTE 16 - PARENT COMPANY

Since its inception, the Company’s business activities have been limited to investment activities related to the Bank and its excess cash. Dividends and management fees from the Bank and investment income represent the only sources of funds for the Company. Certain restrictions exist that limit the amount of dividends the Bank may declare without obtaining regulatory approval. At December 31, 2007, the Bank had approximately $4.7 million available to declare in dividends under existing regulatory guidelines.

The Company’s primary costs consist of its employees’ compensation expense, board of director’s expenses, public reporting requirements and annual fees associated with being a public company. During the years ended December 31, 2007, 2006 and 2005, the Bank paid the Company management fees of $564,000, $480,000 and $431,000, respectively, for its proportion of operating costs.

NOTE 16 - PARENT COMPANY (Continued)

The Company’s condensed balance sheets as of December 31, 2007 and 2006, and the related condensed statements of income and cash flows for years ended December 31, 2007, 2006 and 2005 are provided below:

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and due from banks	$1,240,000	$682,000
Securities available-for-sale	3,501,000	5,224,000
Investment in Shore Bank	23,471,000	21,465,000
Other assets	644,000	169,000

Total assets	$28,856,000	$27,540,000

Liabilities and Stockholders’ Equity
Liabilities	$1,136,000	$1,414,000
Stockholders’ equity	27,720,000	26,126,000

Total liabilities and stockholders’ equity	$28,856,000	$27,540,000

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
Income
Dividends from Shore Bank	$700,000	$1,000,000	$500,000
Management Fees from Shore Bank	564,000	480,000	431,000
Investment income	279,000	239,000	171,000
Gain on sales of securities	125,000	246,000	185,000

Total income	1,668,000	1,965,000	1,287,000

Expenses
Compensation and benefits	456,000	441,000	412,000
Directors’ fees	98,000	81,000	93,000
Accounting and professional fees	140,000	147,000	97,000
Other	133,000	137,000	73,000

Total expenses	827,000	806,000	675,000

Income before income taxes and equity in undistributed net income of subsidiary	841,000	1,159,000	612,000
Income tax expense	—	—	—

Income before equity in undistributed net income of subsidiary	841,000	1,159,000	612,000
Equity in undistributed net income of subsidiary (1)	1,890,000	1,774,000	2,063,000

Net income	$2,731,000	$2,933,000	$2,675,000

(1)	Amount in parentheses represents the excess of dividends declared over net income of subsidiary.

NOTE 16 - PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$2,731,000	$2,933,000	$2,675,000
Equity in undistributed net income of subsidiary	(1,890,000)	(1,774,000)	(2,063,000)
Other non-cash transactions	(5,000)	14,000	—
Gain on sale of securities	(125,000)	(246,000)	(185,000)
Tax benefit from stock options	6,000	11,000	9,000
Compensation expense for stock options granted	—	40,000	—
Change in other assets	(50,000)	(30,000)	(9,000)
Change in other liabilities	3,000	18,000	9,000

Cash flows from operating activities	670,000	966,000	436,000

Investing Activities
Proceeds from sale and calls of available-for-sale securities	1,836,000	593,000	855,000
Purchase of available-for-sale securities	(821,000)	(1,643,000)	(877,000)
Purchase of premises and equipment	(425,000)	—	—
Sale of premises and equipment	—	—	—
Other investing activities	—	—	—

Cash flows from investing activities	590,000	(1,050,000)	(22,000)

Financing Activities
Proceeds from exercise of common stock options	23,000	56,000	72,000
Proceeds from borrowings	—	1,000,000	—
Payment of dividends on common stock	(725,000)	(610,000)	(538,000)

Cash flows from financing activities	(702,000)	446,000	(466,000)

Change in cash and cash equivalents	558,000	362,000	(52,000)
Cash and cash equivalents, beginning of year	682,000	320,000	372,000

Cash and cash equivalents, end of year	$1,240,000	$682,000	$320,000

NOTE 17 - QUARTERLY CONDENSED STATEMENTS OF INCOME – UNAUDITED

Quarterly Condensed Statements of Income - Unaudited

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,926,700	$4,049,600	$4,164,000	$4,116,400
Net interest income after provision for loan losses	2,067,300	2,195,800	2,277,900	2,336,000
Noninterest income	829,300	811,700	811,900	799,600
Noninterest expense	1,973,300	2,244,900	2,060,500	2,013,500
Income before income taxes	923,300	762,600	1,029,300	1,122,100
Net income	637,100	574,300	730,400	788,800
Earnings per common share - diluted	0.25	0.23	0.29	0.31
Dividends per common share	0.070	0.070	0.070	0.070

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,495,800	$3,774,500	$3,852,100	$3,990,100
Net interest income after provision for loan losses	2,102,500	2,093,900	2,045,400	2,194,500
Noninterest income	795,400	842,200	838,500	915,800
Noninterest expense	1,890,700	1,869,100	1,911,600	2,067,800
Income before income taxes	1,007,200	1,067,000	972,300	1,042,500
Net income	695,000	736,200	670,900	831,000
Earnings per common share - diluted	0.27	0.29	0.27	0.33
Dividends per common share	0.058	0.058	0.058	0.070

NOTE 18 - SEGMENT INFORMATION

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

NOTE 18 - SEGMENT INFORMATION (Concluded)

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

(In thousands)	Virginia	Maryland	Other	Elimination of Intersegment Transactions	Total
Net Interest Income:
Year ended December 31, 2007	$6,575	$1,824	$(514)	$919	$8,804
Year ended December 31, 2006	$6,400	$1,752	$(377)	$720	$8,495
Year ended December 31, 2005	$6,174	$1,690	$590	$(17)	$8,437

Assets:
December 31, 2007	$206,469	$53,949	$38,745	$(32,496)	$266,667
December 31, 2006	$198,692	$49,441	$43,531	$(30,988)	$260,676

NOTE 19 - BRANCH DEPOSIT ACQUISITION

On December 13, 2002, the Bank acquired certain assets and assumed certain liabilities of the Salisbury, Maryland branch of Susquehanna Bank, a wholly-owned subsidiary of Susquehanna Bankshares Inc. The approximate fair value of the net assets acquired and deposit liabilities assumed amounted to $50,000 and $17.5 million, respectively. The Bank realized proceeds of approximately $16.8 million from the transaction, net of a deposit premium intangible of $620,000. The Bank is amortizing this intangible over ten years. During the years ended December 31, 2007, 2006 and 2005, the Bank realized amortization expense of $62,000, $62,000 and $62,000 respectively, on this asset and the accumulated amortization for the periods then ended was $310,000, $248,000 and $186,000, respectively.

NOTE 20 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Net income	$2,730,600	$2,933,100	$2,675,300
Other comprehensive income (loss)	(439,800)	68,200	(539,400)

Total comprehensive income	$2,290,800	$3,001,300	$2,135,900

NOTE 20 - COMPREHENSIVE INCOME (Concluded)

The components of other comprehensive income are as follows for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	$(591,600)	$316,000	$(674,600)
Less: reclassification adjustment for gain included in income	(74,500)	(210,000)	(166,400)

Total other comprehensive gain (loss) before tax effect	(666,100)	106,000	(841,000)
Tax benefit (expense)	226,300	(37,800)	301,600

Net unrealized gain (loss)	$(439,800)	$68,200	$(539,400)

NOTE 21 - SUBSEQUENT EVENT

On January 8, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hampton Roads Bankshares, Inc. (“HRB”). The Merger Agreement sets forth the terms and conditions of HRB’s acquisition of the Company through the merger of the Company with and into HRB (the “Merger”). Shore Bank, a wholly-owned subsidiary of the Company, will become a wholly-owned subsidiary of HRB in the Merger and will operate separately from the Bank of Hampton Roads, a wholly-owned subsidiary of HRB. Scott C. Harvard will continue to serve as President and Chief Executive Officer of Shore Bank. The headquarters of the surviving entity, Hampton Roads Bankshares, Inc., will be the current headquarters of HRB and its Board of Directors will be increased, as specified in the Merger Agreement, to include three new members who currently serve as directors of the Company.

Under the terms of the Merger Agreement, HRB will acquire all of the outstanding shares of the Company. The shareholders of the Company will receive, for each share of the Company common stock that they own immediately prior to the effective time of the Merger, either $22 per share in cash or 1.8 shares of common stock of HRB (the “Exchange Ratio”). Pursuant to the terms of the Merger Agreement, shareholders of the Company will have the opportunity to elect to receive cash, shares of common stock of HRB, or a combination of both subject to the allocation and proration procedures set forth in the Merger Agreement. The allocation and proration procedures are intended to ensure that, in the aggregate, no less than 25% and no more than 45% of the total merger consideration will be cash and the remainder will be common stock of HRB. However, HRB has reserved the right to increase the cash portion of the consideration up to 50% of the total merger consideration if the shareholders of the Company in the aggregate elect to receive less than 55% of the total consideration in common stock of HRB.

NOTE 21 - SUBSEQUENT EVENT (Concluded)

In addition, at the effective time of the Merger, each outstanding option to purchase shares of the Company common stock under any of the Company’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of HRB common stock equal to the number of shares of common stock underlying the option multiplied by the Exchange Ratio. The exercise price of each option will be adjusted accordingly.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of the Company and HRB and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter of 2008. Pursuant to the Merger Agreement either party may terminate the Merger Agreement in the event the Merger is not consummated by September 30, 2008. In addition, the Company may terminate the Merger Agreement in the event the Average Price of HRB common stock (as defined in the Merger Agreement) is less than $9.50 per share and HRB may terminate the Merger Agreement in the event such average price is greater than $14.94 per share. The termination of the Merger Agreement will, in certain circumstances, obligate the Company to pay HRB a termination fee of $1.0 million to $2.4 million depending on the triggering event and HRB to pay the Company a termination fee of $1.0 million.

On January 8, 2008, the Company declared a $0.08 per share quarterly cash dividend paid on February 1, 2008 to shareholders of record on January 25, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Shore Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Shore Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. Shore Financial Corporation and Subsidiaries’ management is responsibility for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shore Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia

February 27, 2008

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

MANAGEMENT’S REPORT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

Management assessed the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Scott C. Harvard
Scott C. Harvard
President and Chief Executive Officer

/s/ Steven M. Belote
Steven M. Belote
Chief Financial Officer and Senior Vice President

March 10, 2008

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The table below presents information concerning each director of the Company.

Name (Age)	Principal Occupation During Past Five Years (1)
Terrell E. Boothe (64) Independent Director	Retired. Director since 1985.

The Honorable D. Page Elmore (68) Independent Director	Representative, Maryland House of Delegates. Director since 1995.

Dr. Lloyd J. Kellam, III (53) Independent Director	Physician, Eastern Shore Physicians and Surgeons, Nassawadox, Virginia. Director since 1992.

Henry P. Custis, Jr. (62) Independent Director	Chairman of the Board of the Company and the Bank; Partner, Custis, Lewis & Dix, a law firm located in Accomac, Virginia. Director since 1987.

L. Dixon Leatherbury (58) Independent Director	President and General Manager, Leatherbury Equipment Co., Cheriton, Virginia; President, Wakefield Equipment Co., Wakefield, Virginia. Director since 1981.

Scott C. Harvard (53)	President and Chief Executive Officer of the Company and the Bank. Director since 1985.

Richard F. Hall, III (54) Independent Director	Owner, Loblolly Farms, Accomac, Virginia; Owner, Seaside Produce, Accomac, Virginia. Director since 1997.

(1)	Includes service as a director of the Bank.

The table below presents information concerning each executive officer of the Company.

Name (Age)	Principal Occupation During Past Five Years (1)
Scott C. Harvard (53)	President and Chief Executive Officer of the Company and the Bank.

Steven M. Belote (42)	Senior Vice President, Chief Financial Officer and Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank.

J. Anderson Duer, Jr. (60)	Senior Vice President/Lending of the Bank.

Brenda L. Payne (51)	Senior Vice President of the Company; Senior Vice President/Operations and Risk Management of the Bank.

(1)	Includes service as an officer of the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company are required to file reports with the SEC indicating their holdings of and transactions in the Company’s equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, insiders of the Company complied with all filing requirements during the fiscal year ended December 31, 2007.

Nomination Procedures

During 2007, the Company did not have a nominating committee. The Company’s independent directors serve in that capacity as provided for in the Company’s bylaws. The Board of Directors does not believe that it is necessary to have a nominating committee because it believes that the functions of a nominating committee can be adequately performed by its independent members. In their capacity as the nominating committee, the independent members of the Board of Directors will accept for consideration shareholders’ nominations for directors if made in writing in accordance with the Company’s bylaws. The Company does not have a charter with respect to its director nominations process.

The Company’s bylaws state that subject to the rights of holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of directors shall be made by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of directors generally. However, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder’s intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety (90) days in advance of such meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the seventh day following the date on which notice of such meeting is first given to shareholders. Each notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise that may be desired in order to complement the qualifications that already exist among the Board. Among the factors that the directors consider when evaluating proposed nominees are their independence, financial literacy, business experience, character, judgment and strategic vision. Other considerations would be their knowledge of issues affecting the business, their leadership experience and their time available for meetings and consultation on Company matters. The independent directors seek a diverse group of candidates who possess the background skills and expertise to make a significant contribution to the Board, the Company and its shareholders.

Corporate Governance

The Company has a Code of Professional Conduct for Finance Executives that is applicable to all directors and senior executive officers, including the principal executive officer and principal financial officer (who is also the principal accounting officer). The Code of Professional Conduct for Finance Executives is available on the Company’s website under Shore Financial Corporation/Corporate Governance (www.shorebank.com). The Company intends to post amendments to or waivers, if any, from its Code of Professional Conduct for Finance Executives at this location on its website.

Corporate Governance documents located on the Company’s website include the following:

•	Audit Committee Charter

•	Code of Conduct for Employees and Directors

•	Code of Ethical Conduct for Financial Executives

•	Corporate Governance Committee Charter

•	Whistleblower Policy

Audit Committee

The Audit Committee is comprised of L. Dixon Leatherbury (Chairman), Lloyd J. Kellam, III and Terrell E. Boothe. Mr. Leatherbury has been designated by the Board of Directors as the “audit committee financial expert” under SEC rules. The committee has the sole authority and direct responsibility for the appointment, compensation, retention and oversight of the work of the public accounting firm engaged for the purpose of preparing or issuing an audit report or related services. The accounting firm engaged by the committee must report directly to the committee. The committee also reviews the reports of examination by the regulatory agencies, the independent accountants and the internal auditor, and issues its report to the full Board. A copy of the committee’s charter is located on the Company’s website (www.shorebank.com). The Audit Committee met four times during 2007.

Item 11.

EXECUTIVE COMPENSATION

Report of the Compensation Committee

The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of executive officers. The Compensation Committee sets the performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon their evaluation. In evaluating executive compensation, the Compensation Committee may review salary surveys, retain the services of compensation consultants and consider recommendations from the chief executive officer with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives based on its judgment. The committee also reviews director compensation and administers the Company’s stock incentive plan. All decisions with respect to executive and director compensation and the stock incentive plan are approved by the Compensation Committee and recommended to the full Board of Directors.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2007 with management. In reliance on these reviews and discussions, the Compensation Committee recommended to the Board, and the Board approved, that the CD&A be included in this report for filing with the SEC.

By the Compensation Committee of the Board of Directors

Terrell E. Boothe, Chairman

Henry P. Custis, Jr.

Richard F. Hall, III

Compensation Discussion and Analysis

Compensation Philosophy

Total compensation is intended to reward performance, retain excellent employees, keep employees focused on the goals of the Company and be competitive in the marketplace. Executive compensation is designed to:

•	Reward executives for the enhancement of shareholder value.

•	Support an environment that rewards performance with respect to Company goals.

•	Attract and retain key executives critical to the long term success of the Company.

•	Integrate compensation programs with the short and long term strategic plans of the Company.

•	Align the interests of the executives with the long term interests of the shareholders.

The compensation programs of the Company for its executive officers are generally administered at the direction of the Compensation Committee and reviewed annually.

Compensation Overview

Elements of compensation for the executive officers include: base salary, a cash bonus incentive compensation plan, stock incentive awards, 401(k) plan, health, disability, life insurance and perquisites. The Compensation Committee generally determines base salaries for our executives during February of each year with any changes being effective in March of that same year. During this time, the committee also approves and adopts the new Executive Incentive Compensation Plan (“EICP”) for the year and typically considers stock awards to the executive officers and other eligible employees.

In determining executive compensation, the Compensation Committee reviews all elements of each executive officer’s total compensation and considers both objective and subjective criteria. With respect to the objective portion of the performance evaluation, the committee specifically considers certain financial performance measures of the Company which may include, but are not limited to, net income and return on equity. Additionally, the Compensation Committee reviews the results of the Virginia Bankers Association’s annual compensation survey, comparing executive compensation with other similarly-sized banking companies across the Commonwealth of Virginia, the compensation of other executives from comparable public banking companies available through public filings, the performance of the Company’s stock and the shareholders’ return. As to the subjective component, the Compensation Committee considers the executive’s level of responsibility and performance and the individual’s contribution in achieving the Company’s long-term mission. Additionally, the Compensation Committee considers input from the President and Chief Executive Officer (“CEO”) with respect to executive officers that report to him and makes appropriate recommendations to the Board of Directors. In determining the President and CEO’s compensation, the committee uses the same objective and subjective measures previously discussed and their subjective assessment of the President and CEO’s contributions to the overall success of the Company.

During 2007, the only executive officers of the Company who earned annual compensation in excess of $100,000 were Scott C. Harvard, President and CEO, J. Anderson Duer, Jr., Senior Vice President/Lending (Bank) and Steven M. Belote, Senior Vice President and Chief Financial Officer (the “named executive officers”). The following table provides information on the total compensation paid or accrued during the years indicated below to the named executive officers. The Company did not issue any stock awards during the year presented and the Company does not have a pension plan or a deferred compensation plan for its executive officers. Consequently, these items are eliminated from the table.

Summary Compensation Table

Name and Principal Position		Annual Compensation				Option Awards		Non-Equity Incentive Plan Compensation (1)		All Other Compensation (2)		Total Compensation
	Year	Salary		Bonus
Scott C. Harvard President and Chief Executive Officer	2007 2006	$ $	171,700 167,500	$ $	-0- -0-	$ $	-0- -0-	$ $	-0- 56,950	$ $	31,450 31,893	$ $	203,150 256,343

J. Anderson Duer, Jr. Senior Vice President/Lending	2007 2006	$ $	100,500 98,000	$ $	-0- -0-	$ $	-0- -0-	$ $	-0- 5,292	$ $	9,115 9,816	$ $	109,615 113,108

Steven M. Belote Senior Vice President and Chief Financial Officer	2007 2006	$ $	107,300 104,000	$ $	-0- -0-	$ $	-0- -0-	$ $	2,700 5,616	$ $	9,210 9,611	$ $	119,210 119,227

(1)	Consists of cash amounts earned under the Company’s Executive Incentive Compensation Plan.
(2)	Amounts shown include: (i) amounts accrued on behalf of each officer under the Company’s 401(k) Plan ($15,900 for Mr. Harvard); and (ii) the dollar value of life insurance premiums paid on behalf of each officer ($15,300 for Mr. Harvard).

Base Salary

The Compensation Committee determines the base salary of executive officers based on what it considers necessary or appropriate to attract the level of competence needed for the position. The committee reviews base salary levels annually, focusing on individual performance from prior years, current industry conditions and current market considerations to ensure that base salary levels for the Company’s executive officers are competitive within a range that the committee considers to be reasonable and necessary. The committee also reviews the Virginia Bankers Association’s Annual Salary Survey and the compensation of other executives from comparable public banking companies available through public filings in determining the base salaries for the Company’s executive officers.

Executive Incentive Compensation Plan

The Company provides incentive compensation to its executive officers in the form of annual cash bonuses relating to shorter term financial and operational achievements during the year through the Company’s EICP. It is the committee’s general philosophy that management be rewarded for their performance as a team and, when considered appropriate, individually in the attainment of these goals. Accordingly, the EICP is designed to focus management on the Company’s overall corporate goals as well as various individual goals that the executive is in a position to impact directly. Although an executive officer may be eligible to receive an award under the plan, the granting of the awards to any individual or the officers as a group is entirely at the discretion of the committee.

During the year ended December 31, 2007, the committee designed the EICP around the Company achieving its overall corporate financial and operational goals. The committee measured three financial goals in 2007 and weighted their impact with respect to the bonus awards based on what the committee considered commensurate with the Company’s goals. These goals consisted of certain targets regarding net income, return on equity and individual goals for each officer that drove the Company’s overall performance. Each executive had the opportunity to earn payout percentages ranging from 20% to 60% of base compensation for the President and CEO and from 10% to 30% of base compensation for the other named executive officers.

Long Term Incentive Program - Stock Incentive Plan

The Company also provides long term incentive compensation to its executive officers and key employees under its 2001 Stock Incentive Plan (the “2001 plan”). The 2001 plan provides for incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee administers the 2001 plan and determines on what basis the options and shares are to be awarded. The committee’s philosophy on the long term incentive awards program is that it should:

•	Be designed to align the interest of executives with the long term interest of the shareholders.

•	Reward long term performance.

•	Help retain executives through business plan cycles where short term compensation may be reduced due to longer term strategic goals.

Stock Incentive Plan

The Company currently has one stock incentive plan for employees in effect – the 2001 Stock Incentive Plan. The 1992 Stock Option Plan has expired, but certain options deemed earned are still exercisable. The 2001 plan is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward employees for outstanding performance and the attainment of targeted goals. The 2001 plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as non-qualified stock options and restricted stock awards. The 2001 plan is administered by the Compensation Committee, each member of which is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. Unless sooner terminated, the 2001 plan is in effect for a period of ten years from the date of adoption by the Board of Directors.

Under the 2001 plan, the committee determines which executive officers will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. In general, the per share exercise price of a stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted.

Stock options shall become vested and exercisable in the manner specified by the committee. In general, each stock option or portion thereof shall be exercisable at any time on or after it vests. Stock options are nontransferable except by will or the laws of descent and distribution. Non-qualified stock options may be transferred to immediate family members or a family trust.

The committee also determines which executive officers will be awarded restricted stock and the number of shares to be awarded. The compensation value the committee places on the restricted stock at the time of an award is at least equal to the fair market value of the Company’s common stock on the date of the stock award. No shares of restricted stock have been awarded under the 2001 plan.

Stock Option Awards

The Compensation Committee typically determines stock option awards for its executive officers at the same time it is considering all executive performance and compensation. However, the committee may consider these grants at other times during the year if they consider it necessary. When the Compensation Committee decides to grant stock options they generally award them to all employees, including executive officers, on the same date as determined by the committee.

During 2007, the Company did not grant stock options to its named executive officers. Consequently, the Grants of Plan-Based Awards table has not been presented. The following table provides information concerning stock options outstanding to the named executive officers at December 31, 2007. The Company did not have any outstanding restricted stock awards at December 31, 2007 and, therefore, did not include items related to stock awards in the table below.

Outstanding Equity Awards at Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price per Share (1)	Option Expiration Date
Scott C. Harvard	11,520 11,520 11,241 7,406 6,097 13,657	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$5.56 6.68 8.89 13.50 16.40 14.57	5/31/2011 3/01/2012 3/01/2013 3/01/2014 3/01/2015 4/12/2015

J. Anderson Duer, Jr.	2,880 1,440 1,440 2,400 2,400	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	$5.56 6.68 8.89 13.50 16.40	5/31/2011 3/01/2012 3/01/2013 3/01/2014 3/01/2015

Steven M. Belote	2,880 2,880 2,880 3,600 3,600	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	$5.56 6.68 8.89 13.50 16.40	5/31/2011 3/01/2012 3/01/2013 3/01/2014 3/01/2015

(1)	The exercise price is based on the market value of a share of common stock at the time the option was granted.

Options Exercised and Stock Vested

The following table provides information concerning stock options exercised or vested to the named executive officers during the year ended December 31, 2007.

2007 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott C. Harvard	-0-	-0-	-0-	-0-

J. Anderson Duer, Jr.	1,440	$10,600	-0-	-0-

Steven M. Belote	-0-	-0-	-0-	-0-

General Benefits

The Company provides a range of employee benefits that cover life, health and disability insurance, vacation and personal leave, as well as 401(k) retirement and other plans. Management reviews employee benefits annually to determine their effectiveness in providing total compensation packages that are competitive in the marketplace. Management will recommend changes to the Compensation Committee as deemed necessary and the committee will make changes as considered appropriate based on its underlying benefit philosophy. The committee’s philosophy regarding the Company’s benefits is that they should:

•	Provide protection to employees so that the employees are not distracted and can focus on work.

•	Match competitive forms of benefits in the market.

•	Encourage retention of productive employees while avoiding entitlements.

•	Provide a vehicle to encourage retirement planning for employees.

401(k) Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan (the “401(k) plan”). The 401(k) plan is designed to promote the future economic welfare of the Company’s employees and to encourage employee savings. Employee deferrals of salary and employer contributions made under the 401(k) plan, together with the income thereon, are accumulated in individual accounts maintained in trust on behalf of the employee participants and are made available to the employee participants upon retirement and under certain other circumstances as provided in the 401(k) plan. Employee deferrals of salary and employer contributions made under the 401(k) plan are made on a tax-deferred basis.

A full-time employee of the Company becomes eligible to participate in the 401(k) plan on their three month anniversary date of employment. Participants may elect to defer amounts between 2-15% of their annual compensation to the 401(k) plan, subject to certain limits imposed by law. The Company makes matching contributions equal to 100% of the first 3% of compensation deferred and 50% of the next 3%. The Company may also make discretionary profit sharing contributions, allocated to eligible employees on the basis of relative compensation, or “qualified nonelective contributions” allocated on the basis of relative compensation but only to eligible non-highly compensated employees. During 2007, the Company contributed $240,300 to the 401(k) plan, $16,200, $9,100 and $9,200 of which was for the benefit of Messrs. Harvard, Duer and Belote, respectively.

Employment Contracts, Termination and Change in Control Arrangements

In its quest to attract and retain key executives critical to the long term success of the Company, the committee will enter into employment contracts, termination and change in control agreements with executives that are considered vital to carrying out the Company’s mission. These arrangements are commonplace in the financial services industry for executive officers.

On December 14, 1999, the Company and Mr. Harvard entered into an employment agreement regarding his services to the Company. The agreement had a three year initial term, and on December 31 of each year automatically renews for successive two-year terms, unless the Company elects not to extend the term of the agreement. The employment agreement provides for an annual base salary of $120,000, which is adjustable annually at the discretion of the Board, and annual cash bonuses in such amounts as determined by the Board. The Company may terminate Mr. Harvard’s employment at any time, but any termination by the Company other than “termination for cause” (as defined in the agreement) will not effect Mr. Harvard’s right to receive compensation or other benefits pursuant to the terms of the agreement. If Mr. Harvard is terminated for cause during the term of agreement, he will have no right to receive compensation or other benefits for any period after such termination. In the event that Mr. Harvard is terminated without cause, he shall receive his salary and certain benefits for a period of twelve months from the date of such termination. The employment agreement will terminate in the event that there is a change in control of the Company, at which time the change in control agreement described below between the Company and Mr. Harvard will become effective and any termination benefits will be determined and paid solely pursuant to the change in control agreement.

The Company also has an agreement with Mr. Harvard that becomes effective upon a change in control of the Company. Under the terms of this agreement, the Company or its successor agrees to continue Mr. Harvard in its employ for a term of three years after the date of a change in control. During the contract term, Mr. Harvard will retain commensurate authority and responsibilities and compensation benefits. He will receive a base salary at least equal to the immediate prior year, a bonus at least equal to the highest annual bonus paid for the two years before the change in control and would be eligible to participate in the most favorable incentive, savings, retirement, welfare benefits, fringe benefits and vacation plans and programs generally applicable to peer executives in the Company and its affiliates. If Mr. Harvard’s employment is terminated during the three years other than for cause or disability as defined in the agreement, or if he should terminate employment because a material term of the contract is breached by the Company, he will be entitled to a lump sum payment, in cash, within thirty days after the date of termination. This lump sum will be equal to 2.99 times the sum of Mr. Harvard’s base salary, annual bonus and equivalent benefits.

On March 1, 2000, the Company and Mr. Duer entered into an employment agreement regarding his services to the Company. The agreement had a one year initial term, and on March 1 of each year automatically renews for a one year term, unless the Company elects not to extend the term of the agreement. The employment agreement provides for an annual base salary of $68,500, which is adjustable annually at the discretion of the Board, and other benefits as defined by the agreement. The Company may terminate Mr. Duer’s employment at any time, but any termination by the Company other than “termination for cause” (as defined in the agreement) will not effect Mr. Duer’s right to receive compensation or other benefits pursuant to the terms of the agreement. If Mr. Duer is terminated for cause during the term of agreement, he will have no right to receive compensation or other benefits for any period after such termination. In the event that Mr. Duer is terminated without cause, including termination following a change in control of the Company, or if he resigns after a change in control pursuant to the terms of his agreement, he shall receive his salary and certain benefits for a period of six months from the date of such termination.

On March 1, 2000, the Company and Mr. Belote entered into an employment agreement regarding his services to the Company. The agreement had a one year initial term, and on March 1 of each year automatically renews for a one year term, unless the Company elects not to extend the term of the agreement. The employment agreement provides for an annual base salary of $65,000, which is adjustable annually at the discretion of the Board, and other benefits as defined by the agreement. The Company may terminate Mr. Belote’s employment at any time, but any termination by the Company other than “termination for cause” (as defined in the agreement) will not effect Mr. Belote’s right to receive compensation or other benefits pursuant to the terms of the agreement. If Mr. Belote is terminated for cause during the term of agreement, he will have no right to receive compensation or other benefits for any period after such termination. In the event that Mr. Belote is terminated without cause, including termination following a change in control of the Company, or if he resigns after a change in control pursuant to the terms of his agreement, he shall receive his salary and certain benefits for a period of six months from the date of such termination.

Compensation of Directors

The Compensation Committee determines the compensation of the Board of Directors of the Company. The committee reviews director compensation of peer companies in surveys provided by the Virginia Bankers Association and director compensation from comparable public banking companies available through public filings.

Each member of the Board of Directors of the Company receives an annual retainer of $9,000 regardless of whether he attends meetings of the Board plus $500 for each meeting attended, except for Henry P. Custis, Jr., who receives an annual retainer of $18,000 as Chairman of the Board of the Company plus the $500 attendance fee, and Mr. Harvard, who is not compensated for his service as director. In addition, each director, excluding Mr. Harvard, is paid $250 for each Company or Bank committee meeting attended. The chair of the Investment, Asset/Liability Management and Compensation committees is paid $500 per meeting attended, and the chair of the Audit committee is compensated $700 per meeting, with other audit committee members receiving $350 per meeting attended. The following table sets forth all of the director compensation for 2007.

Director Compensation

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Henry P. Custis, Jr	$24,500	-0-	$24,500
Terrell E, Boothe (1)	$18,800	-0-	$18,800
Richard F. Hall, III	$18,300	-0-	$18,300
L. Dixon Leatherbury	$19,300	-0-	$19,300
Dr. Lloyd J. Kellam, III (1)	$17,000	-0-	$17,000
D. Page Elmore	$15,400	-0-	$15,400

(1)	Mr. Boothe has elected to defer the director fees earned for the Company into the Virginia Bankers Association’s non-qualified deferred compensation plan.

Compensation Committee Interlocks and Insider Participation

During 2007 and up to the present time, there were transactions between the Company’s banking subsidiary and certain members of the Compensation Committee or their associates, all consisting of extensions of credit by the Bank in the ordinary course of business. Each transaction was made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with the general public. In the opinion of management and the Company’s Board, none of the transactions involved more than the normal risk of collectibility or present other unfavorable features.

All members of the Compensation Committee are independent directors, and none of them are present or past employees or officers of the Company or its subsidiaries. None of the executive officers has served on the board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our board or compensation committee.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 22, 2008, certain information as to the common stock beneficially owned by (i) the only persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding shares of common stock, (ii) the directors of the Company, (iii) each executive officer named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Richard F. Hall, Jr. P. O. Box 6 Accomac, Virginia 23301	237,600	(2)	9.5%

Directors and Named Executive Officers:
Terrell E. Boothe	25,577	(2)	1.0%
Henry P. Custis, Jr	183,609	(3)	7.3%
D. Page Elmore	18,542		*
Richard F. Hall, III	58,450	(2)	2.2%
Scott C. Harvard	98,719	(2)(4)	3.8%
Dr. Lloyd J. Kellam, III	9,033	(2)	*
L. Dixon Leatherbury	47,448		1.8%
J. Anderson Duer, Jr	23,041	(4)	*
Steven M. Belote	23,028	(4)	*
All directors and executive officers As a group (10 persons)	506,007	(2)(5)	19.5%

*	Represents less than 1% of Company common stock.
(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.
(2)	Includes shares held by affiliated corporations, close relatives and minor children, and shares held jointly with spouses or as custodians or trustees, as follows: Mr. Hall Jr., 86,400 shares; Mr. Boothe, 252 shares; Mr. Hall III, 14,544 shares; Mr. Harvard, 1,657 shares; Dr. Kellam, 93 shares..
(3)	Mr. Custis’s address is c/o Custis, Lewis & Dix, P.O. Box 577, Accomac, Virginia 23301.
(4)	Includes 61,441, 10,560 and 15,840 shares that may be acquired by Messrs. Harvard, Duer and Belote, respectively, pursuant to currently exercisable options granted under the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.
(5)	Includes 98,401 shares that may be acquired by executive officers pursuant to currently exercisable options granted under the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2007, relating to the equity compensation plans of the Company pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders (1)	130,089	(2)	$11.35	243,500

Equity compensation plans not approved by shareholders	—		—	—

Total	130,089		$11.35	243,500

(1)	These plans are the Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan.
(2)	Consists of options granted pursuant to the Company’s stock incentive plans.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain directors and executive officers of the Company and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. In the ordinary course of business, the Bank makes loans available to such parties which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers, except that the Bank reduces the interest rate by one percentage point on primary residential mortgage loans made to full-time employees. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

The Bank has a lease agreement with Richard F. Hall, Jr., the former Chairman of the Bank and the father of Richard F. Hall, III, a director, with respect to the real property on which a branch office is located. The initial term of the lease began in 1987 for a twelve year period with four five-year renewals. Each renewal will be at the option of the Bank and the renewal leases will be based on the previous lease rate after being adjusted for changes in the consumer price index. The current lease payment is $2,000 per month.

The Bank’s subsidiary, Shore Investments Inc., has a lease agreement with Accawmacke Associates, a general partnership of which the Company’s Chairman, Henry P. Custis, Jr., is a partner, with respect to the real property on which an investment brokerage office is located. The initial term of the lease began in 2005 for a five year period with two five-year renewals at the option of Shore Investments. The current lease payment is $1,000 per month.

The Bank has a lease agreement with Richard F. Hall, III with respect to certain billboards the Bank uses for advertising. The lease began in 2006 for a five year period and current lease payments are $800 per month.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed for the audit and other services provided by Goodman & Company, L.L.P. for the fiscal years ended December 31, 2007 and 2006.

	2006	2007
Audit Fees (1)	$38,350	$42,050
Audit-related Fees (2)	—	2,350
Tax Fees (3)	3,800	3,750
All Other Fees	—	—

Total	$42,150	$48,150

(1)	Audit Fees: Audit fees represent professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal years.
(2)	Audit-related Fees: Audit-related fees represent professional services rendered in connection with Sarbanes-Oxley compliance and miscellaneous other accounting matters.
(3)	Tax Fees: Tax fees consisted of tax return preparation and other tax related services rendered.

The Audit Committee pre-approves all audit, audit related, and tax services on an annual basis, and in addition, authorizes individual engagements that exceed pre-established thresholds. Any additional engagement that falls below the pre-established thresholds must be reported by management at the Audit Committee meeting immediately following the initiation of such an engagement.

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 44 thru 87:

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows -Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of Registrant, as amended.*****

3.2	Bylaws of Registrant.*

10.1	Company’s 1992 Incentive Stock Option Plan.*

10.2	Amended and Restated Employment Agreement between the Company and Scott C. Harvard.***

10.3	Management Continuity Agreement between the Company and Scott C. Harvard.***

10.4	Company’s 2001 Stock Incentive Plan.****

10.5	Form of Employment Agreement between the Company and each of J. Anderson Duer, Jr. and Steven M. Belote.******

11.0	Earnings Per Share Computation.**

21.0	Subsidiaries of the Registrant — Reference is made to “Item 1. Business” for the required information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-35389) filed by the Company with the Commission on September 15, 1997.
**	Information required herein is incorporated by reference from Note 15 on page 58 of the financial statements attached hereto to this Form 10-K.
***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
****	Incorporated herein by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-82838) filed by the Company with the Commission on February 15, 2002.
*****	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed by the Company with the Commission on September 6, 2006.
******	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE FINANCIAL CORPORATION

By:	/s/ Scott C. Harvard
Scott C. Harvard President and Chief Executive Officer

Dated: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry P. Custis, Jr.	Chairman of the Board and Director	March 10, 2008
Henry P Custis, Jr.

/s/ Scott C. Harvard	President (Principal Executive Officer) and Director	March 10, 2008
Scott C. Harvard

/s/ Steven M. Belote	Senior Vice President (Principal Financial and Accounting Officer)	March 10, 2008
Steven M. Belote

/s/ Terrell E. Boothe	Director	March 10, 2008
Terrell E. Boothe

/s/ D. Page Elmore	Director	March 10, 2008
D. Page Elmore

/s/ Richard F. Hall, III	Director	March 10, 2008
Richard F. Hall, III

/s/ Lloyd J. Kellam, III	Director	March 10, 2008
Lloyd J. Kellam, III

/s/ L. Dixon Leatherbury	Director	March 10, 2008
L. Dixon Leatherbury