Form 10-Q
period 2008-03-31
SHORE FINANCIAL CORP
filed 2008-05-14
CIK 1045690

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549
                                    FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2008

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                                          Commission file number 000-23847

                           SHORE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                Virginia                                   54-1873994
    _________________________________                _______________________
        (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)                Identification Number)

      25253 Lankford Highway
            Onley, Virginia                                  23418
    _________________________________                _______________________
         (Address of Principal                             (Zip Code)
           Executive Offices)

                    Issuer's telephone number: (757) 787-1335


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____            Accelerated filer ____

Non-accelerated filer __X__             Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes ____  No __X__


Number of shares of Common Stock outstanding as of May 12, 2008:  2,506,783

                  SHORE FINANCIAL CORPORATION AND SUBSIDIARIES
                                Index - Form 10-Q

                         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                           Consolidated Statements of Financial Condition as of March 31, 2008 and December 31, 2007

                           Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007

                           Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2008 and 2007

                           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

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

                                   SIGNATURES





                                  Consolidated Statements of Financial Condition


                                                                               March 31,           December 31,
                                                                                  2008                 2007
-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS


Cash (including interest-earning deposits of
     approximately $4,791,100 and $4,036,500, respectively)              $        13,468,200     $       11,265,300
Investment securities:
     Available-for-sale (amortized cost of $19,688,100 and
        $20,716,600, respectively)                                                19,251,200             20,224,400
     Other investments, at cost                                                    2,413,100              2,669,600
Loans receivable, net                                                            217,903,800            218,887,300
Premises and equipment, net                                                        7,772,000              7,371,000
Other assets                                                                       6,323,000              6,249,700
                                                                         -------------------------------------------

            Total Assets                                                 $       267,131,300     $      266,667,300
                                                                         ===========================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
        Interest-bearing                                                 $       175,072,900     $      168,579,200
        Noninterest-bearing                                                       27,651,100             27,984,700
                                                                         --------------------   --------------------
            Total deposits                                                       202,724,000            196,563,900

Advances from Federal Home Loan Bank                                              35,200,000             41,116,700
Other liabilities                                                                  1,143,700              1,266,000
                                                                         -------------------------------------------
            Total liabilities                                                    239,067,700            238,946,600
                                                                         -------------------------------------------

Stockholders' equity
     Preferred stock, par value $1 per share, 500,000
        shares authorized; none issued and
        outstanding                                                                        -                      -
     Common stock, par value $0.275; 6,000,000
        shares authorized; 2,504,983 and
        2,500,927 issued and outstanding, respectively                               688,900                687,800
     Additional capital                                                            8,451,300              8,400,000
     Retained earnings                                                            19,213,200             18,959,200
     Accumulated other comprehensive loss                                           (289,800)              (326,300)
                                                                         -------------------------------------------
            Total stockholders' equity                                            28,063,600             27,720,700
                                                                         -------------------------------------------

            Total Liabilities and Stockholders' Equity                   $       267,131,300     $      266,667,300
                                                                         ===========================================


                    The accompanying notes are an integral part of these financial statements.






                          Consolidated Statements of Income

                                                     Three Months Ended March 31,
                                                 --------------------------------------
                                                        2008                 2007
                                                 -------------------    ---------------

Interest and dividend income
     Loans                                       $        3,767,000      $   3,571,500
     Investments
         Taxable interest                                   182,700            221,500
         Tax-exempt interest                                 60,400             60,300
         Dividends                                           58,700             73,400
                                                 --------------------------------------
              Total interest and dividend income          4,068,800          3,926,700
                                                 --------------------------------------

Interest expense
     Deposits                                             1,338,800          1,462,700
     FHLB/other advances                                    433,500            396,100
                                                 --------------------------------------
              Total interest expense                      1,772,300          1,858,800
                                                 --------------------------------------

Net interest income                                       2,296,500          2,067,900

Provision for loan losses                                     5,100                600
                                                 --------------------------------------

Net interest income after
     provision for loan losses                            2,291,400          2,067,300
                                                 --------------------------------------

Noninterest income
     Deposit account fees                                   590,000            526,400
     Loan fees                                               34,000             35,500
     Mortgage banking fees                                   49,000             67,500
     Commissions on investment brokerage sales              106,100             92,000
     Gains from investment securities activities                  -             46,600
     Other                                                   68,700             61,300
                                                 --------------------------------------
              Total noninterest income                      847,800            829,300
                                                 --------------------------------------

Noninterest expense
     Compensation and employee
         benefits                                         1,093,700          1,023,800
     Occupancy and equipment                                517,700            427,100
     Data processing                                        200,800            202,400
     Professional fees                                       97,800            103,500
     Marketing and promotion                                 53,100             36,400
     Merger costs                                           250,000                  -
     Other                                                  184,900            180,100
                                                 --------------------------------------
              Total noninterest expense                   2,398,000          1,973,300
                                                 --------------------------------------

Income before income taxes                                  741,200            923,300

Income taxes                                                287,100            286,200
                                                 --------------------------------------

Net income                                       $          454,100      $     637,100
                                                 ======================================

Cash Dividends Declared Per Share                $             0.08      $        0.07
                                                 ======================================

Earnings Per Common Share:
         Basic                                   $             0.18      $        0.26
                                                 ======================================

         Diluted                                 $             0.18      $        0.25
                                                 ======================================



      The accompanying notes are an integral part of these financial statements.







                                              Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Accumulated
                                                                                                        Other
                                  Number of        Common         Additional        Retained        Comprehensive
                                    Shares          Stock          Capital          Earnings        Income (Loss)         Total
                                  -----------   --------------  ---------------  ----------------  -----------------  -------------


Balance, December 31, 2006         2,497,327     $    686,800    $   8,372,600    $   16,953,400    $       113,500   $ 26,126,300

Common stock cash dividend
     declared                              -                -                -          (174,800)                 -       (174,800)

Exercise of stock options              2,160              600           13,900                 -                  -         14,500

Tax benefit associated with the
     exercise of stock options             -                -            5,700                 -                  -          5,700

Comprehensive income (loss)                -                -                -           637,100            (55,500)       581,600
                                  -----------   -----------------------------------------------------------------------------------

Balance, March 31, 2007            2,499,487     $    687,400    $   8,392,200    $   17,415,700    $        58,000   $ 26,553,300
                                  ===========   ===================================================================================

Balance, December 31, 2007         2,500,927     $    687,800    $   8,400,000    $   18,959,200    $      (326,300)  $ 27,720,700
Common stock cash dividend
     declared                              -                -                -          (200,100)                 -       (200,100)

Exercise of stock options              4,056            1,100           40,400                 -                  -         41,500

Tax benefit associated with the
     exercise of stock options             -                -           10,900                 -                  -         10,900

Comprehensive income                       -                -                -           454,100             36,500        490,600
                                  -----------   --------------  ---------------  ----------------  ----------------- --------------

Balance, March 31, 2008            2,504,983     $    688,900    $   8,451,300    $   19,213,200    $      (289,800)  $ 28,063,600
                                  ===========   ===================================================================================





                                 The accompanying notes are an integral part of these financial statements.









                     Consolidated Statements of Cash Flows


                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                             2008          2007
                                                          ------------  ------------

Cash flows from operating activities
    Net income                                            $   454,100    $  637,100
    Adjustments to reconcile to net cash
      provided by operating activities:
        Provision for loan losses                               5,100           600
        Depreciation and amortization                         170,000       181,300
        Gains from investment securities activities                 -       (46,600)
        Other noncash operating activities                    (29,500)      (35,100)
        Changes in:
          Deferred loan fees                                  (79,500)       59,800
          Other assets                                        (51,700)      (88,500)
          Other liabilities                                  (141,000)     (298,200)
                                                          ------------  ------------
          Net cash flows from operating activities            327,500       410,400
                                                          ------------  ------------

Cash flows from investing activities
    Purchase of available-for-sale securities                       -      (349,900)
    Proceeds from maturities, sales and calls of
      available-for-sale securities                         1,031,700       276,200
    Purchase of other investments                            (625,500)     (483,100)
    Proceeds from maturities, sales and calls of
      other investments                                       882,000       563,900
    Loan originations, net of repayments                    1,057,900     (2,382,900)
    Purchase of premises and equipment                       (555,500)     (226,600)
                                                          ------------  ------------
          Net cash flows from investing activities          1,790,600     (2,602,400)
                                                          ------------  ------------






                     Consolidated Statements of Cash Flows

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                             2008          2007
                                                         -------------  ------------

Cash flows from financing activities
    Net increase in demand deposits                       $ 4,298,500    $9,276,700
    Net increase (decrease) in time deposits                1,861,600       (67,800)
    Proceeds from FHLB advances                            40,000,000    78,350,000
    Repayments of FHLB advances                           (45,916,700)  (82,366,600)
    Proceeds from exercise of stock options                    41,500        14,500
    Payment of dividends on common stock                     (200,100)     (174,800)
                                                          ------------  ------------
          Net cash flows from financing activities             84,800     5,032,000
                                                          ------------  ------------

Change in cash and cash equivalents                         2,202,900     2,840,000

Cash and cash equivalents, beginning of period             11,265,300    9,469,800
                                                          ------------  ------------

Cash and cash equivalents, end of period                  $13,468,200   $12,309,800
                                                          ============  ============


Supplemental disclosure of cash flow information

    Cash paid during the period for interest  $ 1,862,400    $1,988,400
    Cash paid during the period for income tax$s  325,000    $  485,000


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

In preparing the consolidated financial statements in conformity with GAAP in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly-owned subsidiary Shore Bank (the "Bank") and the Bank's wholly-owned subsidiary Shore Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of the prior period's information have been made to conform to the March 31, 2008 presentation. The reclassification had no effect on prior year's net income.

NOTE 2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods ended March 31, 2008 and 2007.



                                                  Three Months Ended March 31,
                                           -------------------------------------
                                                 2008                2007
                                           -----------------   ----------------


Net income (numerator, basic and diluted)     $   454,100         $   637,100
Weighted average shares outstanding
(denominator)                                   2,502,900           2,498,100
                                           -----------------   ----------------

Earnings per common share - basic             $      0.18         $      0.26
                                           =================   ================

Effect of dilutive securities:

Weighted average shares outstanding             2,502,900           2,498,100
Effect of stock options                            44,400              28,600
                                           -----------------   ----------------
Diluted average shares outstanding
(denominator)                                   2,547,300           2,526,700
                                           -----------------   ----------------

Earnings per common share -
assuming dilution                             $      0.18         $      0.25
                                           =================   ================




NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income consists of the following for the three months ended March 31, 2008 and 2007:



                                               Three Months Ended March 31,
                                           -------------------------------------
                                                 2008                2007
                                           ------------------  -----------------


Net income                                         $ 454,100          $ 637,100
Other comprehensive income (loss)                     36,500            (55,500)
                                           ------------------  -----------------

Total comprehensive income                         $ 490,600          $ 581,600
                                           ==================  ---==============



NOTE 3 - COMPREHENSIVE INCOME (concluded)

The following is a reconciliation of the related tax effects allocated to each component of other comprehensive income at March 31, 2008 and 2007.



                                               Three Months Ended March 31,
                                           -------------------------------------
                                                 2008                2007
                                           ------------------  -----------------


Unrealized gains (losses) on
      available-for-sale securities:
       Unrealized holding gains (losses)
             arising during the period              $ 55,200          $ (37,400)
       Less: reclassification adjustment
             for gain included in income                   -            (46,600)
                                           ------------------  -----------------

Total other comprehensive gain (loss)
     before tax effect                                55,200            (84,000)

Tax benefit (expense)                                (18,700)            28,500
                                           ------------------  -----------------

Net unrealized gain (loss)                          $ 36,500          $ (55,500)
                                           ==================  =================






NOTE 4 - SEGMENT INFORMATION

Segment information consists of net interest income for the three months ended March 31, 2008 and 2007 and assets as of March 31, 2008 and December 31, 2007:



                                                                                                                     Elimination of
                                                                                                                      Intersegment
(In thousands)                              Virginia         Maryland              Other            Transactions         Total
                                         --------------   ---------------      -------------     -----------------   ---------------


Net Interest Income:
     Three months ended March 31, 2008       $   1,658         $     457          $    (146)          $      328         $   2,297
     Three months ended March 31, 2007       $   1,538         $     433          $    (159)          $      256         $   2,068

Assets:
     March 31, 2008                          $ 204,162         $  58,158          $  38,481           $  (33,670)        $ 267,131
     December 31, 2007                       $ 206,469         $  53,949          $  38,745           $  (32,496)        $ 266,667



NOTE 5 - FAIR VALUE ACCOUNTING

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 and No. 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS 157)

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

      o   Level 1--Quoted prices for identical instruments in active markets

      o Level 2--Quoted prices for similar instruments in active markets; quoted prices for identical or similar o instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

      o   Level 3--Instruments whose significant value drivers are unobservable.

The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument specific basis are detailed in the section titled "Valuation Methods", below.

The following table presents for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of March 31, 2008:



                                                               Fair Value Measurements at Reporting Date Using
                                               --------------------------------------------------------------------------------

                                                                     Quoted Prices in       Significant
                                                                       Active Markets          Other             Significant
                                                   Fair Value at       for Identical         Observable          Unobservable
                                                  March 31, 2008      Assets (Level 1)     Inputs (Level 2)    Inputs (Level 3)
                                               --------------------------------------------------------------------------------
                                                                                (in thousands)

Investment Securities - available-for-sale       $       19,251       $        2,448      $       15,674       $        1,129
                                                 ================     ================    ================     ================



The following table provides a reconciliation of the beginning and ending balances for the Company's investment securities which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2007 to March 31, 2008:



                                                                                                                   Estimated
                                                                                                                    Value of
                                                                     Cost                  Unrealized              Investment
                                                                     Basis                 Gain (Loss)             Securities
                                                           ---------------------------------------------------------------------
                                                                                       (in thousands)

As of December 31, 2007                                        $       1,129            $           -           $       1,129

Increases (decreases) to investment securities:
       Net investment activities                                           -                        -                       -
                                                           --------------------     --------------------    --------------------

Net increase (decrease) to investment securities                           -                        -                       -
                                                           --------------------     --------------------    --------------------

As of March 31, 2008                                           $       1,129            $           -           $       1,129
                                                           ====================     ====================    ====================






The following table provides a summary of the impact to net assets for the three months ended March 31, 2008 from the Company's assets which are measured at fair value on a recurring basis as of March 31, 2008:



                                                                 Fair Value
                                                                 Adjustments
                                                                 Included In
                                               Fair Value       Current Period
                                              Measurement        Changes In
Asset Measured at Fair Value                    Frequency         Net Assets      Statement of Financial Condition Line Item Impared
------------------------------------------- ---------------- -------------------- --------------------------------------------------
                                                              (in thousands)

Investment Securities - available-for-sale      Recurring         $        36       Accumulated other comprehensive income (loss)
                                                             ====================




Valuation Methods

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Investment Securities

Investment securities classified as available for sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The Company uses three methodologies for determining the fair value of investment securities classified as available for sale: 1) quoted market prices; 2) dealer quotes; and 3) market values of similar securities in conjunction with other factors that may impact the investment's value. For restricted securities without readily determinable values, the carrying amount is considered a reasonable estimate of fair value.

NOTE 5 - FAIR VALUE ACCOUNTING (concluded)

Fair Value Option for Financial Assets and Liabilities (SFAS 159)

SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. After initial adoption, the election to report an eligible financial asset, financial liability or firm commitment at fair value is made upon the acquisition of said item and all changes in the fair value of elected items is reported in earnings. The fair value election may not be revoked once made.

Although the Company adopted SFAS 159 on January 1, 2008, it has not elected fair value accounting for any balance sheet items as allowed under the standard.


NOTE 6 - SUBSEQUENT EVENT

On January 9, 2008, the Shore Financial Corporation announced the signing of a definitive merger agreement with Hampton Roads Bankshares, Inc. pursuant to which the Company will be merged into Hampton Roads Bankshares.

On March 13, 2008, Hampton Roads Bankshares, Inc. filed a registration statement on Form S-4, including a preliminary joint proxy statement/prospectus constituting a part thereof, with the Securities and Exchange Commission (the "SEC") containing information about the proposed merger. On April 17, 2008, Hampton Roads Bankshares, Inc. filed the final joint proxy statement/prospectus on Form 424(b)(2) with the SEC. Shareholders are urged to read the registration statement and final joint proxy statement/prospectus filed with the SEC, and any other relevant materials filed or that will be filed, as they become available, because they will contain important information about Hampton Roads Bankshares, Inc., the Company and the proposed merger. The final joint proxy statement/prospectus was first mailed to shareholders of the Company on or about April 18, 2008.

During April 2008, the Company declared a $0.08 per share quarterly cash dividend on its common stock payable on May 1, 2008 to shareholders of record on April 25, 2008.

Item 2 - Management's Discussion and Analysis of
           Consolidated Financial Condition and Results of Operations

Results of Operations

General

The Company's net income for the three months ended March 31, 2008 was $454,100, or $0.18 per diluted share, compared to earnings of $637,100, or $0.25 per diluted share, for the same period of 2007. Earnings for the 2008 three month period include $250,000 of costs related to the Company's pending merger with Hampton Roads Bankshares, Inc. Excluding these costs, core net income for the 2008 quarter was $704,100, or $0.28 per diluted share, compared to core earnings of $604,900, or $0.24 per diluted share, for the 2007 three month period. The 2007 amount excludes $46,600 in gains from investment activities during the period.

During the first quarter, the Company's net interest margin continued to hold up despite the turmoil existing in the financial markets and the additional downward interest rate adjustments instituted by the Federal Reserve during the period. The Company benefited from a steeper yield curve and the relatively short duration of its funding portfolios. Additionally, the Company realized growth in noninterest income while noninterest expenses were reasonably controlled.

Although loan activity was steady during the quarter, the softness of the Bank's residential real estate market and an increase in refinancing activity continued to impact loan growth during the quarter. Outstanding loan balances on March 31, 2008 were $220.6 million, compared to $221.6 million and $212.9 million at December 31, 2007 and March 31, 2007 respectively. The Bank's asset quality remained strong during the quarter with a non current loan to total loan ratio of 1.05% at March 31, 2008, while the Bank's allowance for loan losses to period end loans ratio was 1.22%, representing levels management considers manageable and commensurate with the risk existing in the Bank's loan portfolio.


Net Interest Income

The Company's net interest margin for the 2008 quarter was 3.75%, compared to 3.46% during the March 2007 quarter. This 29 basis point increase resulted from a steeper yield curve existing during the March 2008 period as compared to the prior year period. Additionally, average loans outstanding during the 2008 quarter were $220.9 million, compared to $210.4 million during 2007, representing a 5.0% increase. These factors contributed to net interest income growing to $2.30 million during the 2008 quarter, compared to $2.07 million during the March 2007 quarter.

Average earning assets for the three months ended March 2008 increased $5.6 million over the March 2007 period. Growth of $10.4 million occurred in average loans while average investment securities declined $7.2 million. Increases in the residential real estate and commercial lending sectors represented the bulk of the loan growth, while the Company continues to use investment maturities to fund liquidity demands as spreads between alternative funding sources and investment opportunities remain thin. Yields on earning assets increased 8 basis points to 6.82% during the March 2008 period which was comprised of 47 basis points and 3 basis points increases in yields on investment securities and loans, respectively. As a result, interest and dividend income improved to $4.07 million for the three months ended March 31, 2008, compared to $3.93 million during the 2007 period.

Average total deposits were $196.3 million during the period, compared to $199.1 million during the 2007 period. Increases in interest-bearing checking and savings account balances were offset by declines in the Bank's time deposits. Average interest-bearing checking and savings demand deposits increased $7.0 million when compared to the March 2007 three month period, while time deposits decreased $10.3 million during the same period. A successful first six months of operation in the Bank's new Pocomoke City, Maryland market resulted in new deposits balances in that location of $9.5 million at March 31, 2008. The Bank also has enjoyed great success with its new premium checking account product introduced during the first half of 2007. The growth in checking account balances allowed the Bank to be less aggressive towards attracting higher costing retail time deposits

Since early 2007, the Bank has been taking advantage of any pricing opportunities in the wholesale funding market either through Federal Home Loan Bank ("FHLB") advances or brokered certificates of deposit. Accordingly, average FHLB outstanding balances increased $8.0 million during the March 2008 quarter as compared to the 2007 period. Additionally, the Bank took advantage of a dip in brokered certificates of deposit pricing during the March quarter by issuing $3.5 million of this product.

The shifts in funding mix and the change in the interest rate environment since March 2007 resulted in interest expense declining to $1.77 million for the three months ended March 31, 2008, compared to $1.86 million for the 2007 period. The costs of total interest-bearing liabilities decreased 25 basis points during the 2008 three month period as compared to the 2007 period.

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



                           Average Balances, Income and Expenses, Yields and Rates

                                                             Periods Ended March 31,
                                    --------------------------------------------------------------------------
                                                     2008                                  2007
                                    ------------------------------------    ----------------------------------
                                      Average       Income/     Yield/      Average       Income/    Yield/
(Dollars In Thousands)                Balance       Expense      Rate       Balance       Expense     Rate
                                    -----------    ----------  ---------    ---------    ---------- ----------

Assets:
     Investment securities (1)      $   23,187   $       305      5.27%   $   30,397   $       365      4.80%
     Loans (net of unearned income):
          Real estate mortgage         123,535         2,009      6.51%      118,637         1,836      6.19%
          Commercial                    79,735         1,442      7.23%       74,231         1,363      7.34%
          Home equity lines             14,104           239      6.78%       14,292           301      8.42%
          Consumer                       3,490            77      8.83%        3,257            72      8.84%
                                      ---------    ----------               ---------    ----------
              Total loans              220,864         3,767      6.82%      210,417         3,572      6.79%
     Interest-bearing deposits
          in other banks                 4,206            28      2.66%        1,807            21      4.65%
                                      ---------                             ---------
                                                   ----------                            ----------
              Total earning assets     248,257         4,100      6.61%      242,621         3,958      6.53%
                                                   ----------                            ----------
     Less: allowance for loan losses    (2,692)                               (2,869)
     Total nonearning assets            20,678                                19,064
                                      ---------                             ---------
     Total assets                   $  266,243                            $  258,816
                                      =========                             =========

Liabilities
     Interest-bearing deposits:
          Checking and savings      $   67,879   $       293      1.73%   $   60,919   $       201      1.32%
          Time deposits                101,672         1,046      4.12%      111,964         1,262      4.51%
                                      ---------    ----------               ---------    ----------

              Total interest-bearing
              deposits                 169,551         1,339      3.16%      172,883         1,463      3.38%

     FHLB advances                      40,505           433      4.28%       32,504           396      4.87%
                                      ---------    ----------               ---------    ----------
              Total interest-bearing
              liabilities              210,056         1,772      3.37%      205,387         1,859      3.62%
                                                   ----------                            ----------
     Non-interest bearing liabilities:
          Demand deposits               26,703                                26,202
          Other liabilities              1,214                                   714
                                      ---------                             ---------

     Total liabilities                 237,973                               232,303
     Stockholders' equity               28,270                                26,513
                                      ---------                             ---------

     Total liabilities and stockholders'
          equity                    $  266,243                            $  258,816
                                      =========                             =========

     Net interest income (1)                     $     2,328                           $     2,099
                                                   ==========                            ==========

     Interest rate spread (1)(2)(3)                               3.24%                                 2.91%
     Net interest margin (1)(4)                                   3.75%                                 3.46%


(1)      Tax  equivalent  basis.  The tax equivalent  adjustment to net interest  income was $31,000 for both three month periods ended March 31, 2008 and 2007.
(2)      Yield and rate percentages are all computed through the annualization of interest income and expense divided by average daily balances based on amortized costs.
(3)      Interest  rate spread is the  average  yield  earned on earning  assets less the  average  rate  incurred on  interest-
         bearing liabilities.
(4)      Net interest margin is derived by dividing net interest income by average total earning assets.




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

The following table presents the Company's interest sensitivity position at March 31, 2008. This one-day position, which continually is changing, is not necessarily indicative of the Company's position at any other time.



                                                      Interest Sensitivity Analysis

                                                                              March 31, 2008
                                                ------------------------------------------------------------------------------------
                                                     Within          91-365           1 to 5            Over
(Dollars In Thousands)                              90 Days           Days             Years           5 Years            Total
                                                ---------------  ---------------  ---------------  ---------------  ---------------

Interest-Earning Assets:
       Loans (1)                                 $      55,190    $      73,537    $      86,146    $       5,721    $     220,594
       Securities (2)                                    5,025            2,330           11,931            2,378           21,664
       Money market and other
           short term securities                         4,791                -                -                -            4,791
       Other earning assets                                  -                -                -            3,758            3,758
                                                ---------------  ---------------  ---------------  ---------------  ---------------

       Total earning assets                      $      65,006    $      75,867    $      98,077    $      11,857    $     250,807
                                                ===============  ===============  ===============  ===============  ===============
       Cumulative earning assets                 $      65,006    $     140,873    $     238,950    $     250,807    $     250,807
                                                ===============  ===============  ===============  ===============  ===============


Interest-Bearing Liabilities:
       Money market savings                      $      18,121    $           -    $           -    $           -    $      18,121
       Interest checking (3)                            15,410                -           19,149                -           34,559
       Savings (3)                                       3,367            1,090           14,438                -           18,895
       Certificates of deposit                          35,550           42,346           25,031              571          103,498
       FHLB advances                                     7,800           10,000           17,000              400           35,200
                                                ---------------  ---------------  ---------------  ---------------  ---------------

       Total interest-bearing liabilities        $      80,248    $      53,436    $      75,618    $         971    $     210,273
                                                ===============  ===============  ===============  ===============  ===============
       Cumulative interest-bearing liabilities   $      80,248    $     133,684    $     209,302    $     210,273    $     210,273
                                                ===============  ===============  ===============  ===============  ===============

       Period gap                                $     (15,242)   $      22,431    $      22,459    $      10,886    $      40,534
       Cumulative gap                            $     (15,242)   $       7,189    $      29,648    $      40,534    $      40,534
       Ratio of cumulative interest-earning
           assets to interest-bearing liabilities       81.01%          105.38%          114.17%          119.28%          119.28%
       Ratio of cumulative gap to total
           earning assets                               (6.08%)           2.87%           11.82%           16.16%           16.16%




(1) Includes nonaccrual loans of $986,000, which are spread throughout the categories.
(2) All securities without specific maturities are included in the 1 to 5 years category since they are not considered as sensitive to interest rate changes.
(3) Management has determined that interest checking and savings accounts, excluding savings accounts with more frequent rate adjustment terms and premium checking accounts, are not sensitive to changes in related market rates and, therefore, they are placed in the 1 to 5 years category.





Noninterest Income

The Company's noninterest income was $847,800 for the March 2008 quarter, compared to $829,300 for the 2007 three month period. The 2007 quarter includes $46,600 in gains on investment securities activities that, when excluded, the resulting increase in core noninterest income is 8.3% over the prior period. Noninterest income benefited from 12.1% growth in deposit fees, primarily in business checking and check card fees, and a 15.3% increase in investment brokerage sales.

Provision for Loan Losses

With asset quality being strong during recent periods, there hasn't been a need for significant adjustments to the Company's allowance for loan loss. Therefore, the provision for loan losses was $5,100 and $600 for the three months ended March 31, 2008 and 2007, respectively, primarily related to overdraft deposit accounts. Management considers the allowance for loan loss to be commensurate with the risk existing in the Bank's loan portfolio. See Asset Quality for additional discussion relating to the allowance for loan losses and related risk in the loan portfolio.

Noninterest Expense

The Company's core noninterest expense, excluding merger related costs of $250,000, was $2.15 million during the March 2008 quarter, compared to $1.97 million during the 2007 three month period. Increased operating costs associated with the Bank's eighth banking facility that was added during September 2007 and leasing temporary locations while two new banking facilities are being constructed represented the largest impact on noninterest expense. Other cost increases related to normal annual salary and benefits adjustments and additional expenses associated with enhancing the Bank's online banking product. The merger costs incurred during the quarter are not tax deductible and, accordingly, resulted in an effective tax rate of 39% for the Company.


Financial Condition

The Company's total assets were $267.1 million at March 31, 2008, compared to $266.7 million at December 31, 2007. Although loan activity was steady during the quarter, the softness of the Bank's residential real estate market and an increase in refinancing activity impacted loans balances during the quarter. Outstanding loan balances on March 31, 2008 were $220.6 million, compared to $221.6 million and $212.9 million at December 31, 2007 and March 31, 2007, respectively.

Deposits were $202.7 million at March 31, 2008, compared to $196.6 million at December 31, 2007. The Bank has enjoyed a successful first six months of operation in its new Pocomoke City, Maryland market, resulting in new deposits balances at that location of $9.5 million at March 31, 2008. The Bank also has enjoyed great success with its new high rate checking account product introduced during the first half of 2007. The growth in checking account balances allowed the Bank to be less aggressive towards growing the higher costing retail time deposits, although the Bank took advantage of a dip in brokered certificates of deposit pricing during the quarter by issuing $3.5 million of this product.

Stockholders' equity was $28.1 million at March 31, 2008, compared to $27.7 million at December 31, 2007. This increase is made up of comprehensive income of $490,600, consisting primarily of $454,100 million of net income. Additionally, the Company paid common stock dividends of $200,100 ($0.08 per share) during the period.

During April 2008, the Company declared a $0.08 per share quarterly cash dividend on its common stock payable on May 1, 2008 to shareholders of record on April 25, 2008.

Asset Quality

Loans are placed on nonaccrual status when, in the judgment of management, the probability of interest collection is deemed to be insufficient to warrant further accrual or the loan reaches 90 days delinquent whereby the loan no longer accrues interest until it has remained current for six months.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, adjusted for estimated losses upon sale and the related selling expenses and holding costs, were $986,000 at March 31, 2008, compared to $793,000 at December 31, 2007. As to nonaccrual loans existing at March 31, 2008, approximately $14,000 of interest income would have been recognized during the three months then ended if interest thereon had accrued. The Company has not identified any loans deemed impaired under the guidelines established by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

At March 31, 2008, all loans 60 days or more delinquent, including nonperforming loans, totaled $1.5 million. Additionally, other performing loans totaling $11.8 million existed that were current, but for various reasons management considers them to warrant additional monitoring. Loans in this category, along with the delinquent loans, are subject to constant management attention, and their status is reviewed on a regular basis.

The following table details information concerning nonaccrual and past due loans, as well as foreclosed assets.



                                      Nonperforming Assets


                                                          March 31,                Dec 31,
(Dollars In Thousands)                                      2008                    2007
                                                    ----------------------  ----------------------

Nonaccrual loans:
       Commercial                                      $              391      $              135
       Real estate mortgage                                           469                     482
       Home equity lines of credit                                    126                     171
       Consumer                                                         -                       5
                                                    ----------------------  ----------------------

       Total nonaccrual loans                                         986                     793
Other real estate owned                                                 -                       -
                                                    ----------------------  ----------------------

       Total nonperforming assets                      $              986      $              793
                                                    ======================  ======================

Loans past due 90 or more days
       accruing interest                                                -                       -
Allowance for loan losses to
       nonaccrual loans                                           272.82%                 340.35%
Nonperforming assets to period end
       loans and other real estate owned                            0.45%                   0.36%



Set forth below is a table detailing the allowance for loan losses for the periods indicated.



                                    Allowance for Loan Losses


                                                          March 31,
                                                    ----------------------------------------------
(Dollars In Thousands)                                      2008                    2007
                                                    ----------------------  ----------------------

Balance, beginning of period                           $            2,699      $            2,873
Loans charged off:
       Commercial                                                       -                       -
       Real estate mortgage                                             -                       -
       Consumer                                                       (38)                    (56)
                                                    ----------------------  ----------------------

       Total loans charged-off                                        (38)                    (56)
                                                    ----------------------  ----------------------

Recoveries:
       Commercial                                                       -                       -
       Real estate mortgage                                             -                       -
       Consumer                                                        24                      42
                                                    ----------------------  ----------------------

       Total recoveries                                                24                      42
                                                    ----------------------  ----------------------

Net recoveries (charge-offs)                                          (14)                    (14)
Provision (recovery) for loan losses                                    5                       -
                                                    ----------------------  ----------------------

Balance, end of period                                 $            2,690      $            2,859
                                                    ======================  ======================

Allowance for loan losses to loans
       outstanding at end of period                                 1.22%                   1.34%

Allowance for loan losses to nonaccrual
       loans outstanding at end of period                         272.82%                 308.41%

Net charge-offs (recoveries) to average
       loans outstanding during period                              0.01%                   0.01%





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

At March 31, 2008, the Company had outstanding loan, line of credit and letter of credit commitments of $49.1 million. Scheduled maturities of certificate of deposits during the twelve months following March 31, 2008 amounted to $77.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Total cash and cash equivalents increased $2.20 million for the three months ended March 31, 2008, compared to an increase of $2.84 million for the three months ended March 31, 2007. Net cash from operating activities was $327,500 million for the 2008 three month period, compared to $410,400 during the same period of 2007. The changes reflect the reduction in net income and fluctuations in normal operating activities.

Net cash from investing activities was $1.79 million during the three months ended March 31, 2008, compared to net cash used in investing activities of $2.60 million for the 2007 three month period. The Bank experienced stronger loan growth during the first three months of 2007 than what occurred during 2008 period and several investments matured during the 2008 three month period.

Net cash from financing activities was $84,800 for the three months ended March 31, 2008, compared to net cash from financing activities of $5.03 million for the 2007 three month period. This decline primarily relates to stronger deposit growth during the first three months of 2007 as compared to 2008.

The Company is subject to various capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Additionally, certain restrictions exist on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings for the Bank, and loans and advances are limited to 10 percent of the Bank's capital and surplus on a secured basis. The Bank did not paid any dividends to the Company during the first three months of 2008, while it paid $700,000 in dividends to the Company during the three months ended March 31, 2007. At March 31, 2008, the Bank's retained earnings available for the payment of dividends was $3.3 million. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

The following table details the components of Tier 1 and Tier 2 capital and related ratios at March 31, 2008 and December 31, 2007.



                                    Analysis of Capital

                                                                     March 31,          December 31,
(Dollars In Thousands)                                                  2008                2007
                                                                 -------------------  ------------------

Tier 1 Capital:
       Common stock                                                  $          689       $         688
       Additional paid-in capital                                             8,452               8,400
       Retained earnings                                                     19,213              18,959
       Accumulated other comprehensive income                                  (290)               (326)
                                                                    ----------------     ---------------
             Total capital (GAAP)                                            28,064              27,721
       Less: Intangibles                                                       (325)               (340)
       Net unrealized gain (loss) on debt and equity securities                 290                 326
       Net unrealized losses on equity securities                              (470)               (399)
                                                                    ----------------     ---------------
             Total Tier 1 capital                                            27,559              27,308


Tier 2 Capital:
       Allowable allowances for loan losses                                   2,353               2,341
       Net unrealized gains on equity securities                                 20                  15
                                                                    ----------------     ---------------
             Total Tier 2 capital                                    $       29,932       $      29,664
                                                                    ================     ===============

Risk-weighted assets                                                 $      190,940       $     190,197

Capital Ratios (1):
       Tier 1 risk-based capital ratio                                        14.43%              14.36%
       Total risk-based capital ratio                                         15.68%              15.60%
       Tier 1 capital to average adjusted
             total assets                                                     10.36%              10.28%





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

The modeling methodologies used measure interest rate sensitivity by analyzing the potential impact on net interest income under various interest rate scenarios. One such scenario would assume a hypothetical 200 basis point instantaneous and parallel shift in the interest rate yield curve. However, due to the current rate environment, management has determined that modeling a 200 basis point instantaneous and parallel downward shift in the interest rate yield curve would not yield realistic results. Accordingly, management modeled the impact of a 100 basis point decline in interest rates and a 200 basis point increase in interest rates at March 31, 2008. In the model, a 100 basis point instantaneous and parallel decrease in the yield curve in interest rates would cause net interest income to increase by $9,000 while a 200 basis point instantaneous and parallel increase in the yield curve in interest rates would cause net interest income to increase by $28,000.

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

Controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A - Risk Factors

There has been no material changes in the risk factors as previously disclosed in response to Item 1A. Part I of the Company's December 31, 2007 Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Stockholders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

         2.1 Agreement and Plan of Merger, dated as of January 8, 2008, by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on January 9, 2008).

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shore Financial Corporation

By: /s/ Scott C. Harvard                                          May 13, 2008
    --------------------------------------------------------------------------
    Scott C. Harvard
    President and
    Chief Executive Officer

By: /s/ Steven M. Belote                                          May 13, 2008
    --------------------------------------------------------------------------
    Steven M. Belote
    Senior Vice President and
    Chief Financial Officer

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


      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:


             (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

             (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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


Date: May 13, 2008
                              /s/ Scott C. Harvard
                              ----------------------------------------------
                              Scott C. Harvard
                              President and Chief Executive Officer

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


      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:


             (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

             (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


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


Date: May 13, 2008
                              /s/ Steven M. Belote
                              -------------------------------------------------
                              Steven M. Belote
                              Chief Financial Officer and Senior Vice President

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott C. Harvard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         (1)      The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              /s/ Scott C. Harvard
                              ------------------------------------------------
                              Scott C. Harvard
                              President and Chief Executive Officer

Date:  May 13, 2008





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

                                                                  Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Shore Financial Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven M. Belote, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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

Date:  May 13, 2008





This certificate accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and will not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.